Form 10-Q
period 2024-03-31
Overland Advantage
filed 2024-05-14
CIK 1965934

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01698

Overland Advantage

(Exact Name of Registrant as Specified in its Charter)

Delaware	92-6424189
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
375 Park Avenue 11th Floor New York, NY	10152-0002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 672-5088

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2024, the registrant had 7,760,000 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Overland Advantage

Consolidated Statements of Assets and Liabilities

	March 31, 2024 (Unaudited)		December 31, 2023
Assets
Cash	$10,000		$10,000
Deferred offering costs	4,619,051		3,664,670
Deferred financing costs	3,313,365		—
Prepaid insurance	590,875		—
Other assets	505,553		151,509
Total Assets	$9,038,844		$3,826,179

Liabilities
Payable to affiliates	$9,028,844		$3,816,179
Total Liabilities	$9,028,844		$3,816,179

Commitments and contingencies (Note 5)

Net Assets
Common stock, $0.001 par value, unlimited shares authorized, 400 issued and outstanding	—	(1)	—	(1)
Paid-in-capital in excess of par value	10,000		10,000
Total net assets	$10,000		$10,000
Total liabilities and net assets	$9,038,844		$3,826,179
Net asset value per share	$25.00		$25.00

(1)
Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statement of Operations (Unaudited)

For the three months ended
March 31, 2024
Investment income	$—

Expenses
Organization costs	32,880
Professional fees	499,400
Trustees' fees	162,500
Other general and administrative expenses	190,133
Total expenses	884,913

Less expenses paid by the Advisor (Note 3)	(884,913)

Net investment income (loss)	—

Net increase (decrease) in net assets resulting from operations	$—

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage Consolidated Statement of Changes in Net Assets (Unaudited)

For the three months ended
March 31, 2024
Net assets at beginning of period	$10,000
Increase (decrease) in net assets from operations	—
Distributions to stockholders	—
Capital share transactions	—
Issuance of common stock	—
Net increase (decrease) in net assets from capital transactions	—
Total increase (decrease) in net assets	—
Net assets at end of period	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statement of Cash Flows (Unaudited)

For the three months ended
March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in operating activity	$—
Increase in deferred offering cost	(954,381)
Increase in deferred financing costs	(3,313,365)
Increase in prepaid insurance	(590,875)
Increase in other assets	(354,044)
Increase in payable to affiliates	5,212,665
Net cash provided by (used for) operating activities	—
Cash flows from financing activities:
Proceeds from issuance of common stock	—
Net cash provided by (used for) financing activities	—
Net increase (decrease) in cash	—
Cash, beginning of period	10,000
Cash, end of period	$10,000

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Notes to Consolidated Financial Statements (Unaudited)

1.
Organization and Business

Overland Advantage, a Delaware statutory trust (the “Company”), was formed on February 10, 2023 to lend to U.S. middle market companies. The Company’s investment objective is to generate attractive risk-adjusted returns, predominantly in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The Company’s investment strategy is primarily focused on newly-originated, privately-negotiated senior secured term loans in middle market non-sponsor companies, which are companies that are not backed by a private equity firm or other professional equity investor, and sponsor-owned companies, which are companies backed by such a firm or person.

The Company is structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated as a Regulated Investment Company (“RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company is externally managed by Overland Advisors, LLC (the “Advisor”), an investment adviser registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), pursuant to an investment advisory agreement between the Company and the Advisor (“Investment Advisory Agreement”). The Advisor is a controlled affiliate of Centerbridge Partners, L.P., a Delaware limited partnership (together with its affiliates, as applicable, “Centerbridge”), that is registered as an investment adviser with the SEC under the Advisers Act. The Advisor has entered into an arrangement with a subsidiary of Wells Fargo & Company (together with its subsidiaries, “Wells Fargo”) pursuant to which Wells Fargo will refer investment opportunities in middle market corporate loans to the Advisor that meet the Company’s designated investment criteria in accordance with the terms of the sourcing arrangement (the “Wells Fargo Sourcing Arrangement”). The Advisor is managed by Overland Advisors Holdings, LLC, a Delaware limited liability company, which is a controlled affiliate of Centerbridge and in which Wells Fargo has a significant, non-controlling minority equity investment.

Centerbridge Services Group, LLC (the “Administrator”), a wholly-owned subsidiary of Centerbridge Partners, L.P., serves as the Company’s administrator pursuant to an administration agreement (the “Administration Agreement”). SEI Global Services, Inc. (the “Sub-Administrator”) will provide certain day-to-day administration activities for the Company.

The Company has formed two wholly-owned financing subsidiaries, which are structured as Delaware limited liability companies.

On December 20, 2023, an affiliate of the Advisor contributed $10,000 ($25 per share) to the Company in exchange for 400 shares of the Company’s common share of beneficial interest, par value $0.001 per share (the “Common Shares”). As of March 31, 2024, the Company had not commenced operations.

2.
Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included. The Company is an investment company following the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.” For the period February 10, 2023 through March 31, 2023, the Company incurred organizational expenses, which were subsequently subject to the Expense Support Agreement discussed in Note 3.

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or controlled company whose business consists of providing services to the Company.

The Company consolidates the results of its wholly-owned financing subsidiaries, Overland Financing MS, LLC and Overland Financing DB, LLC. There were no transactions by these entities for the period from January 1, 2024 to March 31, 2024, except for the entry by Overland Financing MS, LLC into the MS Revolving Credit Facility described in Note 4.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material.

Offering and Organizational Expenses

Organizational expenses are charged as incurred and include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its subsidiaries, their related documents of organization and the Company’s election to be regulated as a BDC. During the three months ended March 31, 2024, organizational costs incurred amounted to $32,880.

Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of the Company’s registration statement on Form 10 as well as the expenses of Centerbridge and Wells Fargo in negotiating and documenting other arrangements with the initial investors of the Company. Offering expenses of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. During the three months ended March 31, 2024, offering costs incurred amounted to $954,381, all of which have been capitalized and deferred. As of March 31, 2024, the Company had $4,619,051 of unamortized deferred offering costs.

The Company’s organizational and offering costs are the responsibility of the Company and have preliminarily been paid by an affiliate of the Advisor on the Company’s behalf. However, as discussed in Note 3, all of the Company’s expenses incurred through March 31, 2024 included on the Company’s consolidated statement of operations, including its organizational costs, have been assumed by the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) discussed in Note 3.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the period of time during which additional funding remains available under the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.

Professional Fees

Professional fees are expensed as incurred and include the legal expenses of Centerbridge and Wells Fargo in negotiating and documenting the Wells Fargo Sourcing Arrangement, legal expenses on borrowing facilities where the likelihood of a deal is remote, as well as consulting fees. Professional fees incurred by the Advisor and its affiliates on behalf of the Company have been subject to reimbursement by the Advisor pursuant to the Expense Support Agreement. Refer to Note 3 for more information on the Expense Support Agreement.

Other Assets

Other assets represent legal fees and other direct costs incurred in connection with the Company’s expected future borrowings. In addition, it includes the unamortized portion of other general and administrative costs.

Cash

Cash is comprised of cash at the custodian banks.

Income Taxes

The Company intends to elect to be treated as a RIC. So long as the Company maintains its status as a RIC, it generally will not be subject to any corporate-level U.S. federal income taxes on any ordinary income or capital gains that is distributed at least annually to its shareholders. Any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

To qualify and be subject to tax as a RIC for U.S. federal income tax purposes, the Company is required to ensure that (among other things) it satisfies certain sources of income and asset diversification requirements and distributes to its shareholders annually an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. The Company will be subject to a nondeductible excise tax for any undistributed income.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. During the three months ended March 31, 2024, no tax expenses and no interest and penalties were incurred.

3.
Agreements and Related Party Transactions

Investment Advisory Agreement

The Company is managed by the Advisor pursuant to an Investment Advisory Agreement between the Company and the Advisor. Subject to the overall supervision of the board of trustees of the Company (the “Board”), the Advisor is responsible for the overall management and affairs of the Company and has full discretion to invest the assets of the Company in a manner consistent with the Company’s investment objectives.

Under the Investment Advisory Agreement, the Company pays the Advisor (i) a quarterly asset-based fee (the “Management Fee”) for management services and (ii) an Incentive Fee (as defined below) as compensation for the investment advisory and management services it provides to the Company thereunder. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Management Fee

The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the average value of the Company’s net assets as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter, excluding cash and cash equivalents. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases. No management fee will be charged on committed but undrawn Capital Commitments (as defined below).

Incentive Fee

The Company will pay the Advisor an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee consists of two parts.

Investment Income Incentive Fee

The investment income incentive Fee will be calculated and payable on a quarterly basis, in arrears, and is earned on pre-incentive fee net investment income of the Company. For purposes of computing the initial installment of the investment income incentive fee, if the inception does not fall on the first day of a calendar quarter, then the initial payment of the investment income incentive fee shall be payable for the period that commences on the date of inception through the last day of the first complete calendar quarter immediately following the incentive Commencement Date (as defined below) and, thereafter, at the end of each subsequent calendar quarter as described below.

Pre-incentive fee net investment income shall be compared to a “Hurdle Rate” of 1.625% per quarter (6.5% annualized). The Company shall pay the Advisor an incentive fee with respect to its pre-incentive fee net investment income as follows:

(i)
no incentive fee based on pre-incentive fee net investment income in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Rate;
(ii)
100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.91% in any calendar quarter (7.64% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.91%) is referred to as the “catch-up”. The “catch-up” is meant to provide the Advisor with approximately 15% of the Company’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.91% in any calendar quarter; and
(iii)
15% of the pre-incentive fee net investment income, if any, that exceeds 1.91% in any calendar quarter (7.64% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 15% of all pre-incentive fee net investment income is paid to the Advisor.

The “pre-incentive fee net investment income” means interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the Management Fee, expenses payable to the Administrator under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred shares, but excluding (x) the Incentive Fee and (y) any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash.

Capital Gains Incentive Fee

The Company shall pay the Advisor a capital gains incentive fee calculated and payable in arrears in cash as of the end of each calendar year or upon the termination of the Investment Advisory Agreement in an amount equal to 15% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of a given calendar year or upon the termination of the Investment Advisory Agreement, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Advisor if the Company were to sell the relevant investment and realize a capital gain.

Administration Agreement

The Company has entered into the Administration Agreement pursuant to which the Administrator has agreed to provide the administrative services necessary for the Company to operate. The Company utilizes the Administrator’s office facilities, personnel, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator oversees the Company’s public reporting requirements and tax reporting and monitors the Company’s expenses and the performance of professional services rendered to the Company by others. The Administrator has hired the Sub-Administrator to assist in the provision of certain administrative services. There is no fee paid by the Company in connection with the services provided under the Administration Agreement. The Company will reimburse the Administrator for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including compensation paid to or compensatory distributions received by the Company’s officers (including its Chief Compliance Officer and Chief Financial Officer) and any staff who provide services to the Company including but not limited to tax, accounting, operations, investor relations and investor services, technology, legal (including but not limited to transaction-related services to the Company), and any internal audit staff. The Company’s allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocations based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the Board. The Sub-Administrator will separately be compensated for performing sub-administrative services under the sub-administration agreement and the cost of such compensation, and any other costs or expenses under such agreement, will be in addition to the cost of any other services borne by the Company under the Administration Agreement.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support Agreement with the Advisor, pursuant to which the Advisor has contractually agreed to pay Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment”) such that Other Operating Expenses of the Company do not exceed 0.375% (1.50% on an annualized basis) of the Company’s applicable quarter-end net asset value. “Other Operating Expenses” means the Company’s organizational and offering expenses, professional fees, administration fees, and other general administrative expenses (including the Company’s allocable portion of compensation and overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement), excluding the Company’s Management Fee and Incentive Fees owed to the Advisor, financing fees and costs, brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Common Shares, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with GAAP.

At such times as the Advisor determines, the Advisor may elect to pay certain additional expenses of the Company on the Company’s behalf (each such payment, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”). In making a Voluntary Expense Payment, the Advisor will designate, as it deems necessary or advisable, what type of expense it is paying (including, whether it is paying organizational or offering expenses); provided that no portion of a Voluntary Expense Payment will be used to pay any interest expense of the Company.

Under the Expense Support Agreement, following any calendar quarter in which the Company’s Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to herein as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, to the Advisor until such time as all Expense Payments made by the Advisor to the Company within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by the Company under the Expense Support Agreement are referred to as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The amount of the Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Advisor to the Company within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Company to the Advisor; provided that the Advisor may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.

No Reimbursement Payment for any calendar quarter shall be made if: (i) the Effective Rate of Distributions Per Share (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share (as defined below) at the time the Expense Payment was made to which such Reimbursement Payment relates, (ii) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (iii) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.50% of the Company’s net asset value. For purposes of the Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses (as defined below), less organizational and offering expenses, management and incentive fees owed to the Advisor, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

4.
Borrowings

On February 22, 2024, Overland Financing MS, LLC, a wholly-owned financing subsidiary of the Company, entered into a senior secured revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding Inc. (“MS”). MS serves as the administrative agent, Wilmington Trust, National Association, serves as collateral agent, account bank and collateral custodian and the Company serves as a servicer under the MS Revolving Credit Facility.

Under the MS Revolving Credit Facility, MS has agreed to make available to Overland Financing MS, LLC, a revolving loan facility in the maximum principal amount of up to $300 million.

The initial commitment amount under the MS Revolving Credit Facility will remain undrawn until the earlier of (i) the day following the date that the investors in the Company have fully funded the first capital call made by the Company and (ii) April 1, 2024. As of March 31, 2024, no amounts had been drawn under the MS Revolving Credit Facility.

Advances under the MS Revolving Credit Facility will initially bear interest at a per annum rate equal to an applicable benchmark (which is initially the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”), for a tenor of three (3) months, as such rate is published by the CME Group Benchmark Administration Limited (CBA)), plus an applicable margin of (i) from the February 22, 2024 to the six (6) month anniversary thereof, 1.70% per annum, (ii) after the six (6) month anniversary of the February 22, 2024 and during the revolving period, which is scheduled to end three years after the February 22, 2024, 2.35% per annum, and (iii) after the end of the revolving period, 2.85% per annum.

The period during which Overland Financing MS, LLC may make borrowings under the MS Revolving Credit Facility expires on February 22, 2027 and the MS Revolving Credit Facility is scheduled to mature on February 22, 2029.

As of March 31, 2024, the Company had recorded $3,313,365 of deferred financing costs in connection with the MS Revolving Credit Facility.

5.
Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise, and accordingly, the Company has not accrued any liability in connection with such indemnifications.

The Company and the Advisor have entered into an Expense Support Agreement. For the period February 10, 2023 through March 31, 2024, in addition to the amounts included in payable to affiliates on the consolidated statements of assets and liabilities, $4,817,603 has been paid by an affiliate of the Advisor and subject to potential reimbursement to the Advisor by the Company. The Company may be obligated to make a Reimbursement Payment to the Advisor for such expenses through March 31, 2027. Refer to Note 3 for more information on the Expense Support Agreement.

6.
Net Assets

The Company is offering Common Shares on a continuous basis (the “Private Offering”) pursuant to the terms set forth in subscription agreements that it expects to enter into with investors in connection with the Private Offering (each, a “Subscription Agreement”). Although the Common Shares in the Private Offering are being sold under the exemption provided by Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, there can be no assurance that it will not need to suspend the continuous offering for various reasons, including but not limited to regulatory review from the SEC and various state regulators, to the extent applicable.

Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Common Shares pursuant to a Subscription Agreement. During the Commitment Period, investors in the Private Offering will be required to fund drawdowns to purchase Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a draw-down notice to its investors. The Commitment Period will continue until the five-year anniversary of the date on which holders of the Common Shares are required to fund their initial drawdown (the “Commencement Date”). The Commencement Date occurred during the second quarter of 2024. Please refer to Note 7.

The Company is authorized to issue an unlimited number of Common Shares. As of March 31, 2024, the Company had issued 400 shares and all are outstanding. Also, as of March 31, 2024, the Company had executed subscription agreements for approximately $2.0 billion of Capital Commitments.

7.
Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements as of March 31, 2024, except as discussed below.

Pursuant to a capital draw-down notice, the Company issued and sold approximately 7,759,600 Common Shares on May 7, 2024 for an aggregate offering price of approximately $194.0 million. After the draw-down, the Company had approximately $1.8 billion in unfunded Capital Commitments. The Company commenced investment operations on May 7, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks, uncertainties and other factors outside of our control including, but not limited to, those set forth herein under “Forward-Looking Statements” and under “Risk Factors” in Item 1A of the Registration Statement (as defined below). Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

Overland Advantage (the “Company,” “we,” “our,” or “us”) is a Delaware statutory trust structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also intends to elect to be treated as a Regulated Investment Company (“RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company had not commenced investment operations as of March 31, 2024.

The Company’s investment objective is to generate attractive risk-adjusted returns, predominantly in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The Company’s investment strategy expects to primarily focus on newly-originated, privately-negotiated senior secured term loans in middle market non-sponsor companies, which are companies that are not backed by a private equity firm or other professional equity investor, and sponsor-owned companies, which are companies backed by such firm or person. Though no assurance can be given that the Company’s investment objective will be achieved, and investment results may vary substantially on a monthly, quarterly and annual basis, the Company believes that the Company’s investment objective can be achieved by primarily investing in newly-originated, privately-negotiated senior secured term loans in middle market non-sponsor and sponsor-owned companies with the potential of also investing in unsecured loans, subordinated loans, mezzanine loans and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.

In furtherance of its investment objective, the Company may also make investments in syndicated loans and other liquid credit opportunities, including in publicly traded debt instruments and other instruments that are not directly originated. The Company may invest without limit in originated or syndicated debt. The Company will target the following investment assets: (i) middle market corporate non-sponsor and sponsor owned companies; (ii) asset-based lending; and (iii) bespoke solutions.

•
Middle market corporate opportunities will primarily consist of floating-rate senior secured first lien, unitranche, and second lien loans to middle market non-sponsor and sponsor owned companies. Senior secured first lien debt has first claim to any underlying collateral of a loan, unitranche loans are secured loans that combine both senior and subordinated debt into one tranche of debt, generally in a first lien position, and second lien loans are secured but subordinated in payment and/or lower in lien priority to first lien holders. In connection with a direct loan, the Company may also invest in warrants or other equity securities of borrowers and may receive non-cash income features, including payment-in-kind (“PIK”) interest and original issue discount (“OID”).
•
Asset-based opportunities will primarily consist of last-out or otherwise specialized asset-based financings, which are permitted to include opportunities to provide financing secured by hard assets, including, among other things, aircraft, ships, timber, real property, etc., intangible assets such as litigation claims and intellectual property claims or rights, and structured products such as collateralized loan obligations.
•
Bespoke solutions will include specialized junior capital solutions, including mezzanine debt, PIK notes, convertible debt and other unsecured debt instruments, structured debt that is not secured by financial or other assets, debtor-in-possession financings and equity in loan portfolios or portfolios of receivables and structured equity.

The Company expects that it will generally invest in floating rate instruments. The instruments in which the Company invests are not typically rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB-or Baa3), which is an indication of having predominantly speculative characteristics with respect to the borrower’s ability to pay interest and repay principal. Such below investment grade securities are often referred to as “junk.”

The Company generally expects to invest in “middle market” companies with annual earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” ranging from $25 million to $100+ million, a substantial portion of which is expected to be non-sponsor owned. Notwithstanding the foregoing, the Advisor may determine whether companies qualify as “middle market” in its sole discretion, primarily based on analysis of the EBITDA of such companies, although other factors may be considered, and the Company may from time to time invest in larger or smaller companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. The investment size will vary with the size of the Company’s capital base. The Company may invest without limit in originated or syndicated debt.

Investments

Our level of investment activity may vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the level of investment and capital expenditures of such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

As a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the U.S. Securities and Exchange Commission (the “SEC”), “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

As a BDC, we may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies.

In addition, we may invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.

Revenues

We expect to generate revenues primarily through receipt of interest income from the investments we will hold. In addition, we expect to generate income from various loan origination and other fees, dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversation rights, and capital gains on the sales of investments. The companies in which we invest use our capital for a variety of reasons, including to support organic growth, to fund changes of control, to fund acquisitions, to make capital investments and for refinancing and recapitalizations. Leverage will be utilized to help the Company meet its investment objective. Any such leverage would be expected to increase the total capital available for investment by the Company.

As of March 31, 2024, the Company had not commenced operations.

Expenses

The Company will bear expenses relating to the organization of the Company and the private offering of Common Shares (the “Private Offering”) and any subsequent offering of common share of beneficial interest, par value $0.001 per share, (the “Common Shares”). Organizational expenses include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its subsidiaries, its and their related documents of organization and the Company’s election to be regulated as a BDC. Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of the Company’s registration statement on Form 10, as well as the preparation of a registration statement in connection with any subsequent offering of Common Shares, as well as the expenses of Centerbridge Partners, L.P., a Delaware limited partnership (together with its affiliates, as applicable, “Centerbridge”) and a subsidiary of Wells Fargo & Company (together with its subsidiaries, “Wells Fargo”) in negotiating and documenting other arrangements with the initial investors of the Company.

The Company will reimburse Centerbridge Services Group, LLC (the “Administrator”), a wholly-owned subsidiary of Centerbridge Partners, L.P., for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the administration agreement (the “Administration Agreement”), including compensation paid to or compensatory distributions received by the Company’s officers (including its Chief Compliance Officer and Chief Financial Officer) and any of their respective staff who provide services to the Company, tax, accounting, investor relations and investor services, technology, legal and operations staff who provide services, including but not limited to transaction-related services to the Company, and internal audit staff, if any. The Company’s allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies such as allocation based on the percentage of time certain individuals devote, on an estimated basis, to the business and affairs of the Company, and will be subject to oversight by the board of trustees of the Company (the “Board”). Any sub-administrator will separately be compensated for performing sub-administrative services under the sub-administration agreement and the cost of such compensation, and any other costs or expenses under such agreement, will be in addition to the cost of any other services borne by the Company under the Administration Agreement.

The Company’s primary operating expenses include the payment of fees to Overland Advisors, LLC (the “Advisor”) under the investment advisory agreement (“Investment Advisory Agreement”), the Company’s allocable portion of overhead expenses under the Administration Agreement, and all other costs and expenses relating to the Company’s operations and transactions, including: operational and organizational costs; the cost of calculating the Company’s net asset value, including the cost and expenses of third-party valuation services; fees and expenses payable to third parties relating to evaluating, making and disposing of investments, including the Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments, monitoring investments and, if necessary, enforcing the Company’s rights; the expenses of Centerbridge and Wells Fargo in negotiating and documenting the Wells Fargo Sourcing Arrangement; the fees and expenses relating to the development, licensing, implementation, installation, servicing and maintenance of, and consulting with respect to computer software, technology and information technology systems used in connection with the management of the Company’s investments including, without limitation, costs and expenses of technology service providers and related software, hardware and subscription-based services utilized in connection with the Company’s investment and operational activities, including but not limited to, the origination and monitoring of investments; expenses related to the maintenance of registered offices and corporate licensing; corporate licensing and other professional fees (including, without limitation, expenses of consultants (including, but not limited to, consulting fees for, and other amounts payable to, senior or special advisors, certain other advisors, operating partners and other similar professionals incurred by a client for the benefit of such client or such client’s investments or portfolio companies) and other experts); bank service fees; withholding and transfer fees; loan administration costs; costs incurred in connection with trademarks or other intellectual property; interest payable on debt and other borrowing costs, if any, incurred to finance the Company’s investments; costs of effecting sales and repurchases of the Company’s Common Shares and other securities; the management fee and any incentive fee payable under the Investment Advisory Agreement; distributions on the Company’s Common Shares; transfer agent and custody fees and expenses; the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it; other expenses incurred by the Administrator; brokerage fees and commissions; sourcing or finder’s fees; costs and expenses of distributing and placing interests in the Common Shares; federal, state and foreign registration fees (which can arise, for example, if a local jurisdiction requires a license or other registration to do business); U.S. federal, state and local taxes; independent trustees’ fees and expenses; costs associated with the Company’s reporting, legal, regulatory and compliance obligations, including, without limitation, under the 1940 Act and applicable U.S. federal, state, local, or other laws and regulations; costs of any reports, proxy statements or other notices or communications to Shareholders, including, without limitation, printing costs, costs of technology licensing and maintenance of the website for the benefit of Shareholders and any Shareholder portal (including any database or other forum hosted on a website designated by the Company) or due diligence platform; costs and expenses in connection with monitoring (including with respect to ESG, cyber security, anti-corruption and similar functions), complying with and performing any provisions in agreement with investors; anti-money laundering and sanctions monitoring expenses; costs of holding Shareholder meetings and meetings of the Company’s board of trustees, including, without limitation, legal, travel, lodging and meal expenses; board fees of the Company’s board of trustees; the Company’s fidelity bond; trustees and officers’ errors and omissions and other liability insurance, and any other insurance expenses; costs associated with obtaining an order for SEC co-investment exemptive relief; litigation, indemnification and other non-recurring or extraordinary expenses (whether actual, pending or threatened) or any costs arising therefrom, and any judgments, fines, remediations or settlements paid in connection therewith; fees, costs and expenses related to any governmental inquiry, investigation or proceeding directly or indirectly involving or otherwise applicable to the Company, Advisor or any of their respective affiliates in connection with the activities of the Company or any investment; direct and indirect costs and expenses of administration and operation, including printing, mailing, reporting, publishing, long distance telephone, staff, accounting, audit, compliance, tax and legal costs; accounting, audit and tax advice and preparation expenses (including preparation costs of financial statements, tax returns and reports to investors); fees and expenses associated with marketing efforts (including, but not limited to, reasonable out-of-pocket expenses incurred by the Advisor and its affiliates in attending meetings with Shareholders and/or prospective Shareholders); dues, fees and charges of any trade association of which the Company is a member; the costs of any private or public offerings of the Common Shares and other securities, including registration and listing fees, if any, and any other filing and registration fees; other expenses related to the purchase, monitoring, syndication of co-investments, sale, settlement, custody or transmittal of the Company’s assets (directly or through financing alternative investment subsidiaries and/or trading subsidiaries which the Company may from time to time establish); windup and liquidation expenses and all other expenses reasonably incurred by the Company or the

Administrator in connection with administering the Company’s business (including payments made to third-party providers of goods or services) and not required to be borne by the Advisor or another service provider pursuant to any agreement with the Company.

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Advisor, under which the Advisor has contractually agreed to pay certain operating expenses of the Company on the Company’s behalf, such that these expenses do not exceed 0.375% (1.50% on an annualized basis) of the Company’s applicable quarter-end net asset value as described in “Item 1. Consolidated Financial Statement—Notes to Consolidated Financial Statement—Note 3. Agreements and Related Party Transactions.”

Results of Operations

As of March 31, 2024, we had not completed the initial closing of our Private Offering or commenced operations.

Financial Condition, Liquidity and Capital Resources

As the Company had not yet commenced operations as of March 31, 2024, it had not entered into any investments as of such date. The Company intends to generate cash from (i) future offerings of the Company’s Common Shares or preferred shares, (ii) cash flows from operations and (iii) borrowings from banks or other lenders, including under the revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding Inc. (“MS”), as described in “Item 1. Consolidated Financial Statement—Notes to Consolidated Financial Statement—Note 4. Borrowings.” The Company will seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, the Company cannot commit to do so.

The Company’s primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Advisor), (iii) debt service of any borrowings and (iv) cash distributions to the holders of the Company’s shares.

Equity Activity

On December 20, 2023, an affiliate of the Advisor contributed $10,000 ($25 per share) of capital to the Company in exchange for 400 shares of the Common Shares. In addition, as of March 31, 2024, the Company had executed subscription agreements for approximately $2.0 billion of Capital Commitments. We have not had any other equity transactions as of March 31, 2024 and December 31, 2023.

Contractual Obligations

We have entered into the Advisory Agreement with the Advisor to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We have also entered into the Expense Support Agreement with the Advisor to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Investment Advisory Agreements, reimbursements under the Administration Agreement and support and reimbursements under the Expense Support Agreement are described in “Item 1. Consolidated Financial Statement—Notes to Consolidated Financial Statement—Note 3. Agreements and Related Party Transactions.”

On February 22, 2024, the Company, through its wholly-owned financing subsidiary Overland Financing MS, LLC, entered into the MS Revolving Credit Facility. Under the MS Revolving Credit Facility, MS has agreed to make available to Overland Financing MS, LLC a revolving loan facility in the maximum principal amount of up to $300 million. As of March 31, 2024, no amounts had been drawn under the MS Revolving Credit Facility. See also “Item 1. Consolidated Financial Statement—Notes to Consolidated Financial Statement—Note 4. Borrowings.”

From time to time in the future, we intend to establish one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over the Secured Overnight Financing Rate (“SOFR”), or an alternative reference rate. We cannot assure Shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2024 or December 31, 2023.

Critical Accounting Policies

There have been no material changes to our critical accounting policies discussed in the Amendment No. 2 to the Company's registration statement on Form 10, as filed with the SEC on April 19, 2024 (the “Registration Statement”). Our critical accounting policies should be read in connection with our risk factors as described in the Registration Statement.

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in “Item 1A. – Risk Factors” of the Registration Statement.

Recent Developments

Pursuant to a capital draw-down notice, the Company issued and sold approximately 7,759,600 shares on May 7, 2024 for an aggregate offering price of approximately $194.0 million. After the draw-down, the Company had approximately $1.82 billion in unfunded Capital Commitments. The Company commenced operations on May 7, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Valuation Risk

We primarily plan to invest in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, the Advisor, as the Company's valuation designee appointed in accordance with Rule 2a-5 under the 1940 Act, will value these investments at fair value as determined in good faith based on, among other things, the input of the Advisor's valuation committee and independent third-party valuation firm(s), and in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. In addition, the MS Revolving Credit Facility is subject to floating interest rates. See “Item 1. Consolidated Financial Statement—Notes to Consolidated Financial Statement—Note 4. Borrowings.” A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for Income-Based Fee as described in “Item 1. Consolidated Financial Statement—Notes to Consolidated Financial Statement—Note 3. Agreements and Related Party Transactions.”

Since March 2022, the Federal Reserve has been raising interest rates. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States moving into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief

Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material pending legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us.

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed under the heading “Risk Factors” in the Registration Statement, as may be amended and supplemented from time to time. There have been no material changes to the risk factors previously disclosed in the Registration Statement. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended March 31, 2024 there were no material changes from the risk factors set forth in our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has not yet commenced commercial operations. On December 20, 2023, Centerbridge purchased $10,000 of Common Shares of the Company at a price of $25 per Common Share as the Company’s initial capital. These Common Shares were issued and sold in reliance upon Section 4(a)(2) of the Securities Act, which provides an exemption from the registration requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Exhibit Number	Description
3.1	Certificate of Trust (incorporated by reference to Exhibit 3.1 to Amendment No. 1the Company’s Registration Statement on Form 10 (File No. 000-56596) filed on January 12, 2024).
3.2	Declaration of Trust (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56596) filed on January 12, 2024).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56596) filed on January 12, 2024).
10.1

Loan and Servicing Agreement, dated as of February 22, 2024, by and among Overland Financing MS, LLC, the Company, Morgan Stanley Senior Funding, Inc., each of the lenders from time to time party thereto, and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.8 to Amendment No. 2 the Company’s Registration Statement on Form 10 (File No. 000-56596) filed on April 19, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 14, 2024	By:	/s/ Gavin R. Baiera
Name: Gavin R. Baiera
Title: Chief Executive Officer

Date: May 14, 2024	By:	/s/ Kimberly A. Terjanian
Name: Kimberly A. Terjanian
Title: Chief Financial Officer and Treasurer