Form 10-Q
period 2024-06-30
Overland Advantage
filed 2024-08-14
CIK 1965934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the registrant had 8,171,547 shares of beneficial interest, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Overland Advantage

Consolidated Statements of Assets and Liabilities

(amounts in thousands, except share and per share data)

	June 30, 2024
	(Unaudited)	December 31, 2023
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $346,841 and $0, respectively)	$344,676	$—
Cash and cash equivalents	11,255	10
Deferred offering costs	4,004	3,665
Deferred financing costs	3,042	—
Interest receivable on investments	2,171	—
Other assets	644	151
Prepaid insurance	451	—
Receivable for paydowns of investments	140	—
Total Assets	$366,383	$3,826

Liabilities
Payable for unsettled purchases	$166,210	$—
Payable to affiliates	5,913	3,816
Interest payable	493	—
Management fee payable	345	—
Total Liabilities	$172,961	$3,816

Commitments and contingencies (Note 8)

Net Assets
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 7,760,000 and 400 shares issued and outstanding, respectively	8	—	(1)
Paid-in-capital in excess of par value	193,992	10
Distributable earnings (loss)	(578)	—
Total Net Assets	$193,422	$10
Total Liabilities and Net Assets	$366,383	$3,826
Net asset value per share	$24.93	$25.00

(1)
Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except share and per share data)

	For the three months ended	For the six months ended
	June 30, 2024	June 30, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest income	$3,393	$3,393
Total investment income	3,393	3,393
Expenses
Interest and debt financing costs	779	779
Amortization of offering costs	713	713
Management fees	345	345
Organizational expenses	—	33
Other general and administrative expenses	2,707	2,897
Professional fees	404	904
Trustees' fees	163	325
Total expenses	5,111	5,996

Less advisor expense support (Note 4)	(3,305)	(4,190)
Net expenses	1,806	1,806
Net investment income (loss)	1,587	1,587

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	—	—
Net realized gains (losses)	—	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(2,165)	(2,165)
Net change in unrealized appreciation (depreciation)	(2,165)	(2,165)
Net realized and unrealized gain (loss)	(2,165)	(2,165)
Net increase (decrease) in net assets from operations	$(578)	$(578)

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Changes in Net Assets (Unaudited)

(amounts in thousands, except share and per share data)

	For the three months ended	For the six months ended
	June 30, 2024	June 30, 2024
Net assets at beginning of period	$10	$10
Operations:
Net investment income (loss)	1,587	1,587
Net realized gains (losses)	—	—
Net change in unrealized appreciation (depreciation)	(2,165)	(2,165)
Net increase (decrease) in net assets from operations	(578)	(578)
Distributions to shareholders:
Distributions from distributable earnings	—	—
Net increase (decrease) resulting from shareholder distributions	—	—
Capital share transactions:
Issuance of common shares	193,990	193,990
Net increase (decrease) in net assets from capital transactions	193,990	193,990
Net increase (decrease) in net assets for the period	193,412	193,412
Net assets at end of period	$193,422	$193,422

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statement of Cash Flows (Unaudited)

(amounts in thousands, except share and per share data)

For the six months ended
June 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$(578)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(349,843)
Proceeds from sales of investments and principal repayments	3,002
Net change in unrealized (appreciation) depreciation	2,165
Amortization of debt issuance costs	287
Amortization of deferred financing costs	713
Changes in operating assets and liabilities:
(Increase) decrease in prepaid insurance	(451)
(Increase) decrease in other assets	(493)
(Increase) decrease in interest receivable on investments	(2,171)
(Increase) decrease in receivable for paydowns of investments	(140)
Increase (decrease) in management fees payable	345
Increase (decrease) in payable to affiliates (1)	911
Increase (decrease) in payable for unsettled purchases	166,210
Increase (decrease) in interest payable	493
Net cash provided by (used in) operating activities	(179,550)
Cash flows from financing activities:
Proceeds from issuance of common shares	193,990
Deferred financing costs	(3,195)
Net cash provided by (used in) financing activities	190,795
Net increase (decrease) in cash and cash equivalents	11,245
Cash and cash equivalents, beginning of period	10
Cash and cash equivalents, end of period	$11,255

Supplemental and Non-Cash Financing Activities
Accrued but unpaid deferred financing costs	$134
Accrued but unpaid deferred offering costs	$1,052

(1) Increases in payable to affiliates is reduced by the accrued but unpaid deferred financing and offering costs.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2024

(amounts in thousands)

							Percentage
		Interest	Maturity	Principal/	Amortized		of Net
Company(1)	Investment	Rate	Date	Par Amount	Cost(2)	Fair Value(3)	Assets
Investments
Non-controlled/non-affiliated senior secured debt
Debt investments(4)(5)
Automobile Components
LS Group OpCo Acquistion LLC(7)	First lien senior secured term loan	SOFR + 3.00%	4/23/2031	$7,000	$7,044	$6,994	3.62%
Realtruck Group Inc(7)	First lien senior secured term loan	SOFR + 3.50%	1/31/2028	7,979	8,007	7,941	4.11%
					15,051	14,935	7.73%
Building Products
Chariot Buyer LLC(7)	First lien senior secured term loan	SOFR + 3.25%	11/3/2028	5,985	5,997	5,977	3.09%

Chemicals
Lummus Technology Holdings V LLC(7)	First lien senior secured term loan	SOFR + 3.50%	12/31/2029	6,983	7,034	7,005	3.62%

Commercial Services & Supplies
Asurion LLC(7)	First lien senior secured term loan	SOFR + 3.25%	12/23/2026	7,979	7,948	7,906	4.09%
CoreLogic Inc(7)	First lien senior secured term loan	SOFR + 3.50%	6/2/2028	7,979	7,920	7,848	4.06%
					15,868	15,754	8.15%
Construction & Engineering
Oscar Acquisitionco LLC(8)	First lien senior secured term loan	SOFR + 4.25%	4/29/2029	8,977	9,011	8,966	4.64%

Construction Material
Quikrete Holdings Inc(7)	First lien senior secured term loan	SOFR + 2.50%	4/14/2031	5,985	6,009	5,994	3.10%
Summit Materials LLC(8)(12)	First lien senior secured term loan	SOFR + 2.50%	1/12/2029	3,990	4,026	4,015	2.08%
					10,035	10,009	5.18%
Diversified Consumer Services
Wand NewCo 3 Inc(7)	First lien senior secured term loan	SOFR + 3.75%	1/30/2031	5,000	5,052	5,030	2.60%

Diversified Financial Services
Boost Newco Borrower LLC(8)	First lien senior secured term loan	SOFR + 3.00%	1/31/2031	6,000	6,052	5,999	3.10%

Electrical Utilities
Wec US Holdings Ltd(7)	First lien senior secured term loan	SOFR + 2.75%	1/27/2031	7,000	7,042	7,002	3.62%

Electronic Equipment
Emrld Borrower LP(7)	First lien senior secured term loan	SOFR + 2.50%	5/31/2030	3,990	4,020	3,986	2.06%
Madison IAQ LLC(7)	First lien senior secured term loan	SOFR + 2.75%	6/21/2028	5,985	6,026	5,985	3.09%
					10,046	9,971	5.15%
Health Care Equipment & Supplies
Medline Borrower LP(7)	First lien senior secured term loan	SOFR + 2.75%	10/23/2028	4,988	5,023	4,994	2.58%

							Percentage
		Interest	Maturity	Principal/	Amortized		of Net
Company(1)	Investment	Rate	Date	Par Amount	Cost(2)	Fair Value(3)	Assets
Health Care Providers & Services
Electron Bidco Inc(7)	First lien senior secured term loan	SOFR + 3.00%	11/1/2028	6,982	7,023	6,976	3.61%
Heartland Dental LLC(7)	First lien senior secured term loan	SOFR + 4.50%	4/28/2028	8,978	9,038	8,989	4.65%
Select Medical Corp(7)(12)	First lien senior secured term loan	SOFR + 3.00%	3/6/2027	7,000	7,056	6,997	3.62%
Triwest Healthcare Alliance Corp(6)(7)	First lien senior secured term loan	SOFR + 5.50%	12/27/2027	50,000	49,127	49,125	25.40%
Triwest Healthcare Alliance Corp(6)(9)(10)(11)	First lien senior secured delayed draw term loan	SOFR + 5.50%	11/1/2024	50,000	(873)	(875)	(0.45)%
Zelis Payments Buyer Inc(7)	First lien senior secured term loan	SOFR + 2.75%	9/28/2029	5,985	6,027	5,979	3.09%
					77,398	77,191	39.92%
Health Care Technology
AthenaHealth Group Inc(7)	First lien senior secured term loan	SOFR + 3.25%	2/15/2029	6,982	7,008	6,952	3.59%
Ensemble RCM LLC(8)	First lien senior secured term loan	SOFR + 3.00%	8/1/2029	4,988	5,025	4,967	2.57%
Waystar Technologies Inc(7)(12)	First lien senior secured term loan	SOFR + 2.75%	10/22/2029	8,000	8,075	8,000	4.14%
					20,108	19,919	10.30%
Hotels, Restaurants & Leisure
Alterra Mountain Co(7)	First lien senior secured term loan	SOFR + 3.25%	8/17/2028	5,000	5,055	5,008	2.59%
Caesars Entertainment Inc(8)(12)	First lien senior secured term loan	SOFR + 2.75%	2/6/2031	5,985	6,029	5,979	3.09%
Fertitta Entertainment LLC/NV(7)	First lien senior secured term loan	SOFR + 3.75%	1/27/2029	6,982	7,032	6,986	3.61%
Light & Wonder International Inc(7)(12)	First lien senior secured term loan	SOFR + 2.75%	4/16/2029	4,988	5,035	4,984	2.58%
					23,151	22,957	11.87%
Household Durables
RH(7)(12)	First lien senior secured term loan	SOFR + 2.50%	10/20/2028	7,979	7,857	7,662	3.96%

Household Products
VC GB Holdings I Corp(8)	First lien senior secured term loan	SOFR + 3.00%	7/21/2028	7,980	8,015	7,946	4.11%

IT Services
Go Daddy Operating Co LLC(7)(12)	First lien senior secured term loan	SOFR + 2.00%	11/9/2029	3,355	3,377	3,358	1.74%

Machinery
Engineered Machinery Holdings Inc(8)	First lien senior secured term loan	SOFR + 3.75%	5/19/2028	6,982	7,026	7,004	3.62%

Oil, Gas & Consumable Fuels
CQP Holdco LP(8)(12)	First lien senior secured term loan	SOFR + 2.25%	12/31/2030	6,000	6,050	5,998	3.10%
Oryx Midstream Services Permian Basin LLC(7)	First lien senior secured term loan	SOFR + 3.00%	10/5/2028	6,982	7,041	6,979	3.61%
					13,091	12,977	6.71%
Professional Services
OMNIA Partners LLC(8)	First lien senior secured term loan	SOFR + 3.25%	7/25/2030	6,000	6,060	6,000	3.10%

Semiconductors & Semiconductor Equipment
MKS Instruments Inc(8)(12)	First lien senior secured term loan	SOFR + 2.25%	8/17/2029	4,161	4,185	4,160	2.15%

							Percentage
		Interest	Maturity	Principal/	Amortized		of Net
Company(1)	Investment	Rate	Date	Par Amount	Cost(2)	Fair Value(3)	Assets
Software
Boxer Parent Co Inc(7)	First lien senior secured term loan	SOFR + 4.00%	12/29/2028	6,982	7,055	6,989	3.61%
Cloud Software Group Inc(8)	First lien senior secured term loan	SOFR + 4.00%	3/30/2029	9,000	9,028	8,987	4.65%
Genesys Cloud Services Holdings II LLC(7)	First lien senior secured term loan	SOFR + 3.50%	12/1/2027	6,000	6,050	6,026	3.12%
McAfee Corp(8)	First lien senior secured term loan	SOFR + 3.25%	3/1/2029	7,000	7,047	6,984	3.61%
Project Alpha Intermediate Holding Inc(8)	First lien senior secured term loan	SOFR + 3.75%	10/28/2030	8,978	9,040	8,998	4.65%
Skopima Consilio Parent LLC(7)	First lien senior secured term loan	SOFR + 4.00%	5/12/2028	8,977	8,999	8,961	4.63%
UKG Inc(7)	First lien senior secured term loan	SOFR + 3.25%	2/10/2031	6,000	6,051	6,020	3.11%
					53,270	52,965	27.38%
Specialty Retail
Great Outdoors Group LLC(7)	First lien senior secured term loan	SOFR + 3.75%	3/6/2028	6,982	7,021	6,971	3.60%
PetSmart LLC(7)	First lien senior secured term loan	SOFR + 3.75%	2/11/2028	8,000	8,010	7,963	4.12%
					15,031	14,934	7.72%
Textiles, Apparel & Luxury Goods
ABG Intermediate Holdings 2 LLC(7)	First lien senior secured term loan	SOFR + 2.75%	12/21/2028	5,985	6,043	5,985	3.09%

Transportation Infrastructure
Brown Group Holding LLC(7)	First lien senior secured term loan	SOFR + 2.75%	7/1/2031	5,984	6,018	5,976	3.09%

Total Investments					$346,841	$344,676	178.22%

Cash Equivalents
BlackRock Liquidity FedFund - Institutional	–	–	–	–	$11,226	$11,226	5.80%

Total Investments and Cash Equivalents					$358,067	$355,902	184.02%

(1)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(2)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)
Fair value is determined in good faith by or under the direction of the Board of Trustees of the Company (see Note 6 “Fair Value Measurements”).
(4)
Unless otherwise indicated, loan contains a variable rate structure, and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate (“SOFR”) (which can include one-, three-, six- or twelve-month SOFR), or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate (“Prime”)), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(5)
All debt investments are income producing unless otherwise indicated.
(6)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the board of trustees of the Company pursuant to the Company’s valuation policy (see Note 6 “Fair Value Measurements”).
(7)
The interest rate on these investments is subject to one-month month SOFR, which was 5.35% as of June 30, 2024.
(8)
The interest rate on these investments is subject to three-month SOFR, which was 5.28% as of June 30, 2024.
(9)
Position or portion thereof is an unfunded loan or equity commitment (see Note 8 “Commitments and Contingencies”).
(10)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(11)
The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(12)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2024, non-qualifying assets represented 14.0% of total assets as calculated in accordance with the regulatory requirements.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Notes to Consolidated Financial Statements (Unaudited)

(amounts in thousands, except share and per share data, unless otherwise indicated)

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

The Company is structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also has elected to be treated as a Regulated Investment Company (“RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company is externally managed by Overland Advisors, LLC (the “Advisor”), an investment adviser registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), pursuant to an investment advisory agreement between the Company and the Advisor (“Investment Advisory Agreement”). The Advisor is a controlled affiliate of Centerbridge Partners, L.P., a Delaware limited partnership (together with its affiliates, as applicable, “Centerbridge”), that is registered as an investment adviser with the SEC under the Advisers Act. The Advisor has entered into an arrangement with a subsidiary of Wells Fargo & Company (together with its subsidiaries, “Wells Fargo”) pursuant to which Wells Fargo refers investment opportunities in middle market corporate loans to the Advisor that meet the Company’s designated investment criteria in accordance with the terms of the sourcing arrangement (the “Wells Fargo Sourcing Arrangement”). The Advisor is managed by Overland Advisors Holdings, LLC, a Delaware limited liability company, which is a controlled affiliate of Centerbridge and in which Wells Fargo has a significant, non-controlling minority equity investment.

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

On December 20, 2023, an affiliate of the Advisor contributed $10 ($25 per share) to the Company in exchange for 400 shares of the Company’s common share of beneficial interest, par value $0.001 per share (the “Common Shares”). On May 7, 2024, the Company had its initial closing and received capital contributions of approximately $194,000.

2.
Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements of the Company and the related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included. The Company is an investment company following the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.” For the period February 10, 2023 through June 30, 2023, the Company incurred organizational expenses, which were subsequently subject to the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) discussed in Note 4.

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or controlled company whose business consists of providing services to the Company.

The Company consolidates the results of its wholly-owned financing subsidiaries, Overland Financing MS, LLC and Overland Financing DB, LLC. There were no transactions by Overland Financing DB, LLC through June 30, 2024. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material.

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment or partial prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts associated with the amount prepaid are recorded as interest income in the current period.

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind ("PIK") provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to Shareholders in the form of dividends, even though the Company has not yet collected cash.

Non-Accrual Loans

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. There were no loans on non-accrual status as of June 30, 2024.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

Other income may include income such as consent, waiver, amendment, unused, syndication and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Investment transactions will be recorded on the trade date. The Company will measure net realized gains or losses using the specific identification method as the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation and depreciation, when gains or losses are realized.

Offering and Organizational Expenses

Organizational expenses are charged as incurred and include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its subsidiaries, their related documents of organization and the Company’s election to be regulated as a BDC. During the three and six months ended June 30, 2024, organizational expenses incurred amounted to $0 and $33, respectively.

Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of the Company’s registration statement on Form 10 as well as the expenses of Centerbridge and Wells Fargo in negotiating and documenting other arrangements with the initial investors of the Company. Offering expenses of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. During the six months ended June 30, 2024, offering costs incurred amounted to $1,052, all of which have been capitalized and deferred. The Company started amortizing the deferred costs from the date of commencement of operations. As of June 30, 2024, the Company had approximately $4,004 of unamortized deferred offering costs.

The Company’s organizational and offering costs are the responsibility of the Company and have preliminarily been paid by an affiliate of the Advisor on the Company’s behalf. However, as discussed in Note 4, a portion of the Company’s expenses incurred through June 30, 2024 included on the Company’s consolidated statements of operations, including its organizational costs, have been assumed by the Advisor pursuant to the Expense Support Agreement.

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

Professional Fees

Professional fees are expensed as incurred and include the legal expenses of Centerbridge and Wells Fargo in negotiating and documenting the Wells Fargo Sourcing Arrangement, legal expenses on borrowing facilities where the likelihood of a deal is remote, as well as consulting fees. Professional fees incurred by the Advisor and its affiliates on behalf of the Company have been subject to reimbursement by the Advisor pursuant to the Expense Support Agreement. Refer to Note 4 for more information on the Expense Support Agreement.

Other Assets

Other assets represent legal fees and other direct costs incurred in connection with the Company’s expected future borrowings. In addition, it includes the unamortized portion of other general and administrative costs.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and at times, these deposits may exceed the Federal Deposit Insurance Corporation insured limit.

Income Taxes

The Company has elected to be treated as a RIC. So long as the Company maintains its status as a RIC, it generally will not be subject to any corporate-level U.S. federal income taxes on any ordinary income or capital gains that is distributed at least annually to its shareholders. Any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. During the six months ended June 30, 2024, no tax expenses and no interest and penalties were incurred.

3.
Fair Value Measurements and Disclosures

In accordance with the authoritative guidance on fair value measurements and disclosures under GAAP, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure the fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 investments) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 investments). The guidance establishes three levels of the fair value hierarchy as follows:

Level 1 Financial assets and liabilities whose values reflect unadjusted quoted prices that are available in active markets for identical investments as of the reporting date.

Level 2 Financial assets and liabilities whose values are based upon pricing inputs, including certain broker dealer quotes that are generally those other than exchange quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

Level 3 Financial assets and liabilities whose values are based on pricing inputs that are unobservable for the investment and include situations where i) there is minimal, if any, market activity for the investment, or ii) the inputs used in the determination of fair value require significant management judgment or estimation.

On December 14, 2023, the board of trustees of the Company (the “Board”) appointed the Advisor as the Company's valuation designee in accordance with Rule 2a-5 under the 1940 Act. As the valuation designee, the Advisor determines fair values of the Company's investments pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process. Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics and other factors. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant, individually or in the aggregate, to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Advisor. The Advisor considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Advisor’s perceived risk of that instrument.

The valuation of investments classified within Level 3 of the fair value hierarchy is prepared on a quarterly basis and is subject to oversight and review. Each valuation is reviewed and approved by the Valuation & Allocation Committee which consists of senior members of the Advisor, including investment professionals and representatives from legal, compliance and finance. In connection with this process, valuation models are updated by the valuation team based on historical and projected financial information, observable market data, market liquidity and other factors and reviewed by the investment professionals. Valuation results are assessed in light of industry trends, general economic and market conditions and factors specific to each investment. The Advisor’s valuation team intends to engage third-party valuation firms to perform independent valuation reviews of certain modeled Level 3 valuations where there is significant management judgment or estimation. These reviews are generally performed twice annually, including one review at year end. The Advisor’s Valuation & Allocation Committee is ultimately responsible for coordinating and implementing the Company’s valuation policies, guidelines and processes on behalf of the Company.

4.
Agreements and Related Party Transactions

Investment Advisory Agreement

The Company is managed by the Advisor pursuant to an Investment Advisory Agreement between the Company and the Advisor. Subject to the overall supervision of the Board, the Advisor is responsible for the overall management and affairs of the Company and has full discretion to invest the assets of the Company in a manner consistent with the Company’s investment objectives.

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

Management Fee

The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the average value of the Company’s net assets as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter, excluding cash and cash equivalents. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases. No management fee will be charged on committed but undrawn Capital Commitments (as defined below). For the three and six months ended June 30, 2024, the Management Fee was $345 and $345, respectively.

As of June 30, 2024 and December 31, 2023, $345 and $0, respectively, remained payable and is recorded in management fee payable on the consolidated statements of assets and liabilities.

Incentive Fee

The Company will pay the Advisor an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee consists of two parts.

Investment Income Incentive Fee

The investment income incentive fee will be calculated and payable on a quarterly basis, in arrears, and is earned on pre-incentive fee net investment income of the Company. For purposes of computing the initial installment of the investment income incentive fee, if the inception does not fall on the first day of a calendar quarter, then the initial payment of the investment income incentive fee shall be payable for the period that commences on the date of inception through the last day of the first complete calendar quarter immediately following the incentive commencement date and, thereafter, at the end of each subsequent calendar quarter as described below.

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

For the three and six months ended June 30, 2024, there was no incentive fee incurred by the Company.

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

For the three and six months ended June 30, 2024, there were no accrued or realized capital gains incentive fees incurred by the Company.

Administration Agreement

The Company has entered into the Administration Agreement pursuant to which the Administrator has agreed to provide the administrative services necessary for the Company to operate. The Company utilizes the Administrator’s office facilities, personnel, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator oversees the Company’s public reporting requirements and tax reporting and monitors the Company’s expenses and the performance of professional services rendered to the Company by others. The Administrator has hired the Sub-Administrator to assist in the provision of certain administrative services. There is no fee paid by the Company in connection with the services provided under the Administration Agreement. The Company will reimburse the Administrator for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including but not limited to rent, the fees and expenses associated with performing compliance functions, and the Company's allocable portion of the costs of its Chief Financial Officer, Chief Compliance Officer, any of their respective staff who provide services to the Company operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company's internal control assessment. The reimbursement shall be an amount equal to the Administrator's actual cost; and provided, further, that such costs are reasonably allocated to the Company on the basis of assets, revenues, estimates, time records or other method conforming with generally accepted accounting principles. The Sub-Administrator will separately be compensated for performing sub-administrative services under the sub-administration agreement and the cost of such compensation, and any other costs or expenses under such agreement, will be in addition to the cost of any other services borne by the Company under the Administration Agreement.

Expense Support and Conditional Reimbursement Agreement

The Company has entered into the Expense Support Agreement with the Advisor, pursuant to which the Advisor has contractually agreed to pay Other Operating Expenses (as defined below) of the Company on the Company’s behalf (each such payment, a “Required Expense Payment”) such that Other Operating Expenses of the Company do not exceed 0.375% (1.50% on an annualized basis) of the Company’s applicable quarter-end net asset value. “Other Operating Expenses” means the Company’s organizational and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation and overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement), excluding the Company’s Management Fee and Incentive Fees owed to the Advisor, financing fees and costs, brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Common Shares, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with GAAP.

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

No Reimbursement Payment for any calendar quarter shall be made if: (i) the Effective Rate of Distributions Per Share (as defined below) declared by the Company at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share (as defined below) at the time the Expense Payment was made to which such Reimbursement Payment relates, (ii) the Company’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relate, or (iii) the Company’s Other Operating Expenses at the time of such Reimbursement Payment exceeds 1.50% of the Company’s net asset value. For purposes of the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses (as defined below), less organizational and offering expenses, management and incentive fees owed to the Advisor, shareholder servicing and/or distribution fees, and interest expense, by the Company’s net assets. “Operating Expenses” means all of the Company’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

Either the Company or the Advisor may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any Expense Payments that have not been reimbursed by the Company to the Advisor will remain the obligation of the Company following any such termination, subject to the terms of the Expense Support Agreement.

5.
Investments

Investments at fair value and amortized cost consisted of the below as of the following period:

	June 30, 2024
($ in thousands)	Amortized Cost	Fair Value
First lien senior secured debt investments	$346,841	$344,676
Total Investments	$346,841	$344,676

The industry composition of investments based on fair value consisted of the below as of the following period:

June 30, 2024
Automobile Components	4.3%
Building Products	1.7
Chemicals	2.0
Commercial Services & Supplies	4.6
Construction & Engineering	2.6
Construction Materials	2.9
Diversified Consumer Services	1.5
Diversified Financial Services	1.7
Electric Utilities	2.0
Electrical Equipment	2.9
Health Care Equipment & Supplies	1.5
Health Care Providers & Services	22.4
Health Care Technology	5.8
Hotels, Restaurants & Leisure	6.7
Household Durables	2.2
Household Products	2.3
IT Services	1.0
Machinery	2.0
Oil, Gas & Consumable Fuels	3.8
Professional Services	1.7
Semiconductors & Semiconductor Equipment	1.2
Software	15.4
Specialty Retail	4.4
Textiles, Apparel & Luxury Goods	1.7
Transportation Infrastructure	1.7
Total	100%

The geographic composition of investments at cost and on fair value consisted of the below as of the following period:

June 30, 2024
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$346,841	$344,676	100%	178%
Total	$346,841	$344,676	100%	178%

6.
Fair Value Measurements

The following table presents the fair value hierarchy of cash equivalents and investments as of the following period:

	Fair Value Hierarchy as of June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Investments:
First lien senior secured debt investments	$—	$296,426	$48,250	$344,676
Cash equivalents	11,226	—	—	11,226
Total investments at fair value	$11,226	$296,426	$48,250	$355,902

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	For the Three Months Ended June 30, 2024
($ in thousands)	First lien senior secured debt investments	Total
Fair value, beginning of period	$—	$—
Purchases of investments, net	48,250	48,250
Payment-in-kind	—	—
Proceeds from investments, net	—	—
Net change in unrealized appreciation (depreciation)	(4)	(4)
Net realized gains (losses)	—	—
Net amortization/accretion of premium/discount on investments	4	4
Transfers between investment types	—	—
Transfers into (out of) Level 3(1)	—	—
Fair value, end of period	$48,250	$48,250
Net change in unrealized appreciation (depreciation) still held at June 30, 2024	(4)	(4)

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2024, there were no transfers into (out of) Level 3.

	For the Six Months Ended June 30, 2024
($ in thousands)	First lien senior secured debt investments	Total
Fair value, beginning of period	$—	$—
Purchases of investments, net	48,250	48,250
Payment-in-kind	—	—
Proceeds from investments, net	—	—
Net change in unrealized appreciation (depreciation)	(4)	(4)
Net realized gains (losses)	—	—
Net amortization/accretion of premium/discount on investments	4	4
Transfers between investment types	—	—
Transfers into (out of) Level 3(1)	—	—
Fair value, end of period	$48,250	$48,250
Net change in unrealized appreciation (depreciation) still held at June 30, 2024	(4)	(4)

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2024, there were no transfers into (out of) Level 3.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 assets as of the following period. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First lien senior secured debt investments	$48,250	Recent Transaction	Transaction Price	N/A	N/A
	$48,250

7.
Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024, the Company did not have any borrowings outstanding.

The Company's outstanding debt obligations as of June 30, 2024 were as follows:

	June 30, 2024
($ in thousands)	Aggregate Principal	Outstanding	Net Carrying	Unused
	Committed	Principal	Value	Portion(1)
MS Revolving Credit Facility	$300,000	$—	$—	$300,000

(1)
The unused portion is the amount upon which unused fees are based, if any.

The components of interest expense for the three and six months ended June 30, 2024 were as follows:

($ in thousands)	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Stated interest expense	$—	$—
Unused/undrawn fees	379	379
Amortization of debt issuance costs	287	287
Administration fees	113	113
Total Interest Expense	$779	$779
Average interest rate	1.03%	1.03%
Average daily borrowings	$—	$—

MS Revolving Credit Facility

On February 22, 2024, Overland Financing MS, LLC, a wholly-owned financing subsidiary of the Company, entered into a senior secured revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding Inc. (“MS”). MS serves as the administrative agent, Wilmington Trust, National Association, serves as collateral agent, account bank and collateral custodian and the Company serves as a servicer under the MS Revolving Credit Facility. On June 6, 2024, certain terms, including the applicable margins, in the MS Revolving Credit Facility were amended. Such amendment is filed as Exhibit 10.1 to this quarterly report on Form 10-Q.

Under the MS Revolving Credit Facility, MS has agreed to make available to Overland Financing MS, LLC, a revolving loan facility in the maximum principal amount of up to $300 million.

The initial commitment amount under the MS Revolving Credit Facility will remain undrawn until the earlier of (i) the day following the date that the investors in the Company have fully funded the first capital call made by the Company and (ii) April 1, 2024. As of June 30, 2024, no amounts had been drawn under the MS Revolving Credit Facility.

Advances under the MS Revolving Credit Facility will initially bear interest at a per annum rate equal to an applicable benchmark (which is initially the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”), for a tenor of three (3) months, as such rate is published by the CME Group Benchmark Administration Limited (CBA)), plus an applicable margin. As amended on June 6, 2024, the applicable margin on advances is (i) for the first six (6) months after February 22, 2024, 1.70% per annum, (ii) after the six (6) month anniversary of February 22, 2024, for the next three (3) months, 2.10% per annum, (iii) after the nine (9) month anniversary of February 22, 2024 and during the revolving period, which is scheduled to end three years after February 22, 2024, 2.35% per annum, and (iv) after the end of the revolving period, 2.85% per annum.

The period during which Overland Financing MS, LLC may make borrowings under the MS Revolving Credit Facility expires on February 22, 2027 and the MS Revolving Credit Facility is scheduled to mature on February 22, 2029.

As of June 30, 2024, the Company had recorded $3,328 of deferred financing costs in connection with the MS Revolving Credit Facility.

8.
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

The Company and the Advisor have entered into an Expense Support Agreement. For the period February 10, 2023 through June 30, 2024, in addition to the amounts included in payable to affiliates on the consolidated statements of assets and liabilities, $8,123 has been paid by an affiliate of the Advisor and subject to potential reimbursement to the Advisor by the Company. The Company may be obligated to make a Reimbursement Payment to the Advisor for such expenses through March 31, 2027. Refer to Note 4 for more information on the Expense Support Agreement.

The Company’s investment portfolio may contain debt investments that are in the form of revolving lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. Unfunded portfolio company commitments and funded debt investments are presented on the consolidated schedule of investments at fair value. Unrealized appreciation or depreciation, if any, is included in the consolidated statements of assets and liabilities and the change in unrealized appreciation or depreciation, if any, is included in net change in unrealized appreciation (depreciation) in the consolidated statements of operations.

The Company had the following outstanding commitments to investments as of the following period:

($ in thousands) Portfolio Company	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of June 30, 2024
Triwest Healthcare Alliance Corp	Delayed Draw Term Loan	11/1/2024	$50,000	$(875)
Total Unfunded Portfolio Company Commitments			$50,000	$(875)

9.
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

Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Common Shares pursuant to a Subscription Agreement. During the Commitment Period, investors in the Private Offering will be required to fund drawdowns to purchase Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The Commitment Period will continue until the five-year anniversary of the date on which holders of the Common Shares are required to fund their initial drawdown (the “Commencement Date”). The Commencement Date occurred during the second quarter of 2024.

The Company is authorized to issue an unlimited number of Common Shares. As of June 30, 2024, the Company had issued 7,760,000 shares and all are outstanding. Also, as of June 30, 2024, the Company had executed subscription agreements for approximately $2.1 billion of Capital Commitments (of which $1.9 billion remained unfunded as of June 30, 2024).

The following table summarizes the total shares issued and aggregate offering proceeds related to the Company's capital drawdowns delivered pursuant to the Subscription Agreement as of June 30, 2024.

($ in thousands, except shares)	Number of	Aggregate
Share Issuance Date	Shares Issued	Offering Proceeds
31-Dec-23	400	$10
7-May-24	7,759,600	193,990
Total	7,760,000	$194,000

10.
Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the three and six months ended June 30, 2024:

($ in thousands, except shares and per share data)	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Net increase (decrease) in net assets from operations	$(578)	$(578)
Weighted average shares outstanding	4,690,268	2,345,334
Earnings per share	$(0.12)	$(0.25)

11.
Financial Highlights

The following are the financial highlights for the six months ended June 30, 2024:

($ in thousands, except share and per share data)	For the Six Months Ended June 30,
2024
Per Share Data:
Net assets, beginning of period	$25.00
Net investment income (1)	0.68
Net realized gains (losses) and change in unrealized appreciation (depreciation) (2)	(0.75)
Net increase (decrease) in net assets from operations	(0.07)
Distributions declared from net investment income (3)	—
Issuance of shares in connection with our DRP program	—
Total increase (decrease) in net assets	—
Net assets, end of period	$24.93
Shares outstanding, end of period	7,760,000
Total return based on NAV (4)	(0.28)%

Ratios:
Expenses before expense support to average net assets (5)(6)	38.58%
Expenses after expense support to average net assets (5)(6)	10.08%
Net investment income to average net assets (6)	28.52%
Portfolio turnover rate (7)	0.93%

Supplemental Data:
Net assets, end of period	$193,422
Total capital commitments, end of period	$2,060,000
Ratios of total contributed capital to total committed capital, end of period	9.42%
Average debt outstanding	$—
Asset coverage ratio (8)	N/A

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the six months ended June 30, 2024, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
The per share data was derived using the actual shares outstanding at the date of the relevant transaction (see Note 9).
(4)
Total return (not annualized) is calculated as the change in net assets per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company's distribution reinvestment plan), divided by the net assets per share at the beginning of the period.
(5)
Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support, and other unpredictable variables. Amounts are annualized except for organization costs.
(6)
Investment income and offering expenses are annualized from May 7, 2024 (commencement of operations) through June 30, 2024. The results may not be meaningful.
(7)
Portfolio turnover rate is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported. Average invested assets at fair value is being calculated from commencement of operations.
(8)
In accordance with the 1940 Act, with certain, limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. There were no borrowings outstanding as of June 30, 2024.
12.
Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2024, except as discussed below.

Pursuant to a capital drawdown notice, the Company issued and sold approximately 411,547 Common Shares on July 1, 2024 for an aggregate offering price of approximately $10.3 million. After the drawdown, the Company had approximately $1.9 billion in unfunded Capital Commitments.

On July 10, 2024, the Company entered into a Revolving Credit Agreement (together with the exhibits and schedules thereto, the “SMTB Credit Agreement”) among the Company, as the initial borrower, Overland Advantage Feeder Fund, L.P., as the guarantor (the “Guarantor”), Overland Advantage Feeder Fund GP Ltd., as the general partner of the Guarantor, Sumitomo Mitsui Trust Bank, Limited, New York Branch (“SMTB”), as administrative agent, arranger and a lender, and NatWest Markets PLC, as a lender, which is structured as a revolving credit facility secured by a first-priority interest in the capital commitments of the Company’s shareholders (including the Guarantor) and the Guarantor’s shareholders, and certain related assets (the “SMTB Credit Facility”), which is filed as Exhibit 10.2 to this quarterly report on Form 10-Q. Under the SMTB Credit Facility, the Company may borrow up to a maximum of $100 million.

Subsequent to the end of the quarter, the Company used the MS Facility to fund purchases of investments and had $170 million in borrowings outstanding as of August 14, 2024.

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

Overview

Overland Advantage (the “Company,” “we,” “our,” or “us”) is a Delaware statutory trust structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also has elected to be treated as a Regulated Investment Company (“RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Investments

Our level of investment activity may vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of investment and capital expenditures of such companies, the level of merger and acquisition activity for such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

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

In addition, we may invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Such investments may also be difficult to value and are illiquid.

Revenues

We expect to generate revenues primarily through receipt of interest income from the investments we will hold. In addition, we expect to generate income from various loan origination and other fees, dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights, and capital gains on the sales of investments. The companies in which we invest use our capital for a variety of reasons, including to support organic growth, to fund changes of control, to fund acquisitions, to make capital investments and for refinancing and recapitalizations. Leverage will be utilized to help the Company meet its investment objective. Any such leverage would be expected to increase the total capital available for investment by the Company.

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

The Company will reimburse Centerbridge Services Group, LLC (the “Administrator”), a wholly-owned subsidiary of Centerbridge Partners, L.P., for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the administration agreement (the “Administration Agreement”), including but not limited to rent, the fees and expenses associated with performing compliance functions, and the Company's allocable portion of the costs of its Chief Financial Officer, Chief Compliance Officer, any of their respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company's internal control assessment. The reimbursement shall be an amount equal to the Administrator's actual cost; and provided, further, that such costs are reasonably allocated to the Company on the basis of assets, revenues, estimates, time records or other method conforming with generally accepted accounting principles. Any sub-administrator will separately be compensated for performing sub-administrative services under the sub-administration agreement and the cost of such compensation, and any other costs or expenses under such agreement, will be in addition to the cost of any other services borne by the Company under the Administration Agreement.

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

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Advisor, under which the Advisor has contractually agreed to pay certain operating expenses of the Company on the Company’s behalf, such that these expenses do not exceed 0.375% (1.50% on an annualized basis) of the Company’s applicable quarter-end net asset value as described in “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 4. Agreements and Related Party Transactions.”

Recent Developments

Pursuant to a capital drawdown notice, the Company issued and sold approximately 411,547 Common Shares on July 1, 2024 for an aggregate offering price of approximately $10.3 million. After the drawdown, the Company had approximately $1.9 billion in unfunded Capital Commitments.

On July 10, 2024, the Company, entered into a Revolving Credit Agreement (together with the exhibits and schedules thereto, (the “SMTB Credit Agreement”) among the Company, as the initial borrower, Overland Advantage Feeder Fund, L.P., as the guarantor (the “Guarantor”), Overland Advantage Feeder Fund GP Ltd., as the general partner of the Guarantor, Sumitomo Mitsui Trust Bank, Limited, New York Branch, as administrative agent, arranger and a lender, and NatWest Markets PLC, as a lender, which is structured as a revolving credit facility secured by a first-priority interest in the capital commitments of the Company’s shareholders (including the Guarantor) and the Guarantor’s shareholders, and certain related assets (the “SMTB Credit Facility”), which is filed as Exhibit 10.2 to this quarterly report on Form 10-Q. Under the SMTB Credit Facility, may borrow up to a maximum of $100 million.

As previously disclosed, the Company is seeking an order from the United States Securities and Exchange Commission (“SEC”) in order to co-invest alongside other funds/vehicles managed by the Advisor or its affiliates, or alongside the Advisor or its affiliates in a principal capacity, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. On July 25, 2024, the SEC issued a notice of the application providing that an order granting the exemptive relief described in the Company’s application will be granted unless the SEC orders a hearing on or prior to August 19, 2024. Although a notice for the order has been issued, there can be no assurance when or if the SEC will grant the new order in response to our application, particularly in the event a public hearing is requested or required at the SEC prior to any formal action on our application

Portfolio and Investment Activity

Our portfolio and investment activity during the three months ended June 30, 2024:

($ in thousands)	Three Months Ended June 30, 2024
Investments made in portfolio companies	$349,843
Investments sold	—
Net activity before investment repayments	349,843
Investment repayments	(3,002)
Net investment activity	$346,841

Portfolio companies at beginning of period	—
Number of new portfolio companies	46
Number of exited portfolio companies	—
Portfolio companies at end of period	46

Our portfolio composition and weighted average yields as of June 30, 2024 was as follows:

($ in thousands)	June 30, 2024
Portfolio composition, at fair value:
First lien senior secured debt(1)	$344,676
Total Portfolio	$344,676
Weighted average yields, at amortized cost:
First lien senior secured debt	8.94%
Total Portfolio	8.94%

(1)
Exclusive of investments on non-accrual status. As of June 30, 2024 there were no investments on non-accrual status.

Results of Operations

The Company commenced investment operations on May 7, 2024.

($ in thousands)	Three Months Ended June 30, 2024
Total investment income	$3,393
Net expenses	1,806
Net investment income	1,587
Net realized gain (loss)	—
Net unrealized appreciation (depreciation)	(2,165)
Net increase (decrease) in net assets resulting from operations	$(578)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the three months ended June 30, 2024

($ in thousands)	Three Months Ended June 30, 2024
Investment Income
Interest income	$3,393
Total Investment Income	$3,393

For the three months ended June 30, 2024, total investment income was $3.4 million, driven by our initial deployment of capital. The size of our investment portfolio at fair value was $344.7 million at June 30, 2024 and the weighted average yield on the debt and income producing portfolio at amortized cost was 8.94%.

Expenses

Expenses for the three months ended June 30, 2024 were as follows:

($ in thousands)	Three Months Ended June 30, 2024
Interest and debt financing costs	$779
Amortization of offering costs	713
Management fee	345
Organizational expense	—
Other general and administrative expenses	2,707
Professional fees	404
Trustees' fees	163
Total expenses	$5,111
Advisor expense support	(3,305)
Net Expenses	$1,806

For the three months ended June 30, 2024, net expenses were $1.8 million, primarily attributable to interest and other debt expenses due to expenses covered by the Advisor under the Expense Support Agreement. Interest and other debt expenses were driven by unused and administrative fees and amortization of deferred debt costs at an annual cost of debt of 1.03%. Furthermore, the Company received $3.3 million in expense support from the Advisor. Such expenses may be subject to reimbursement from the Company in the future.

Financial Condition, Liquidity and Capital Resources

The Company intends to generate cash from (i) future offerings of the Company’s Common Shares or preferred shares, (ii) cash flows from operations and (iii) borrowings from banks or other lenders, including under the revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding Inc. (“MS”), as described in “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 7. Borrowings.” The Company will seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, the Company cannot commit to do so.

The Company’s primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Advisor), (iii) debt service of any borrowings and (iv) cash distributions to the holders of the Company’s shares.

Equity Activity

On December 20, 2023, an affiliate of the Advisor contributed $10,000 ($25 per share) of capital to the Company in exchange for 400 shares of the Common Shares. In addition, as of June 30, 2024, the Company had executed subscription agreements for approximately $2.1 billion of Capital Commitments (as of which $1,9 billion remains unfunded as of June 30, 2024. On May 7, 2024, the Company had its initial closing and received capital contributions of approximately $194.0 million.

Contractual Obligations

We have entered into the Advisory Agreement with the Advisor to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We have also entered into the Expense Support Agreement with the Advisor to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Investment Advisory Agreements, reimbursements under the Administration Agreement and support and reimbursements under the Expense Support Agreement are described in “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 4. Agreements and Related Party Transactions.”

On February 22, 2024, the Company, through its wholly-owned financing subsidiary Overland Financing MS, LLC, entered into the MS Revolving Credit Facility. Under the MS Revolving Credit Facility, MS has agreed to make available to Overland Financing MS, LLC a revolving loan facility in the maximum principal amount of up to $300 million. On June 6, 2024, certain terms, including the applicable margins, in the MS Revolving Credit Facility were amended. As of June 30, 2024, no amounts had been drawn under the MS Revolving Credit Facility. See also “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 7. Borrowings.”

From time to time in the future, we may establish one or more additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over the Secured Overnight Financing Rate (“SOFR”), or an alternative reference rate. We cannot assure Shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

Our investment portfolio contains and is expected to continue to contain debt investments in the form of delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024, we held one unfunded delayed draw term loan with a principal amount of $50 million.

Critical Accounting Policies

There have been no material changes to our critical accounting policies discussed in the Amendment No. 2 to the Company’s registration statement on Form 10, as filed with the SEC on April 19, 2024 (the “Registration Statement”). Our critical accounting policies should be read in connection with our risk factors as described in the Registration Statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Valuation Risk

We primarily invest in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, the Advisor, as the Company’s valuation designee appointed in accordance with Rule 2a-5 under the 1940 Act, will value these investments at fair value as determined in good faith based on, among other things, the input of the

Advisor’s valuation committee and independent third-party valuation firm(s), and in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

We will be subject to financial market risks, including changes in interest rates. In addition, the MS Revolving Credit Facility is subject to floating interest rates. See “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 4. Borrowings.” A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of our investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for Income-Based Fee as described in “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 4. Agreements and Related Party Transactions.”

The Federal Reserve commenced raising interest rates in March 2022. In a high interest rate environment, our cost of funds increases, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. The Federal Reserve left its benchmark rates steady in the first and second quarters of 2024, and it has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. It is possible that the Federal Reserve’s tightening cycle could result the United States moving into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with our borrowings.

As of June 30, 2024, 100% of our debt portfolio investments bore interest at variable rates, which are generally SOFR and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to interest rate floors. Further, our MS Revolving Credit Facility bear interest at SOFR rates with no interest rate floors.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates to our loan portfolio and outstanding debt as of June 30, 2024, assuming no changes in our investment and borrowing structure.

($ in thousands)	Increase (Decrease) in	Increase (Decrease) in	Increase (Decrease) in
Basis Point Change	Interest Income	Interest expense	Net Investment Income
Up 200 basis points	$6,940	$—	$6,940
Up 100 basis points	$3,470	$—	$3,470
Up 50 basis points	$1,735	$—	$1,735
Down 50 basis points	$(1,735)	$—	$(1,735)
Down 100 basis points	$(3,470)	$—	$(3,470)

Although management believes that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets on the consolidated statements of assets and liabilities and other business developments that could affect net increase in net assets resulting from operations, or net investment income. Accordingly, no assurances can be given that actual results would not differ materially from those shown above.

Because we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds as well as our level of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income or net assets.

We may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or our MS Revolving Credit Facility subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates and foreign currencies, they may also limit our ability to participate in the benefits of lower interest rates or higher exchange rates with respect to our portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Quarterly Report on Form 10-Q, we did not engage in interest rate hedging activities or foreign currency derivatives hedging activities.

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed under the heading “Risk Factors” in the Registration Statement, as may be amended and supplemented from time to time. There have been no material changes to the risk factors previously disclosed in the Registration Statement. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended June 30, 2024 there were no material changes from the risk factors set forth in our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on its current reports on Form 8-K, The Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense condition of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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
10.1*

First Amendment to Loan and Servicing Agreement, dated as of June 6, 2024, by and among Overland Financing MS, LLC, the Company, Morgan Stanley Senior Funding, Inc., each of the lenders from time to time party thereto, and Wilmington Trust, National Association.

10.2

Revolving Credit Agreement, dated as of July 10, 2024, by and among Overland Advantage, as the initial borrower, Overland Advantage Feeder Fund, L.P., as the guarantor, Overland Advantage Feeder Fund GP Ltd., as the general partner of the guarantor, Sumitomo Mitsui Trust Bank, Limited, New York Branch, as administrative agent, arranger and a lender, and NatWest Markets PLC, as a lender. (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 814-01698), filed on July 15, 2024).

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

Overland Advantage

Date: August 14, 2024	By:	/s/ Gavin R. Baiera
Name: Gavin R. Baiera
Title: Chief Executive Officer

Date: August 14, 2024	By:	/s/ Kimberly A. Terjanian
Name: Kimberly A. Terjanian
Title: Chief Financial Officer and Treasurer