Form 10-Q
period 2024-09-30
Overland Advantage
filed 2024-11-14
CIK 1965934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, the registrant had 11,136,494 shares of beneficial interest, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Overland Advantage

Consolidated Statements of Assets and Liabilities

(amounts in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $504,487 and $0, respectively)	$501,940	$—
Cash and cash equivalents	20,403	10
Deferred financing costs	3,601	—
Interest receivable on investments	3,225	—
Deferred offering costs	2,812	3,665
Prepaid insurance	369	—
Other assets	202	151
Receivable for paydowns of investments	154	—
Total Assets	$532,706	$3,826

Liabilities
Borrowings	$225,000	$—
Payable for unsettled purchases	17,216	—
Payable to affiliates	4,789	3,816
Interest payable	3,400	—
Management fee payable	597	—
Total Liabilities	$251,002	$3,816

Commitments and contingencies (Note 8)

Net Assets
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 11,136,494 and 400 shares issued and outstanding, respectively	11	—	(1)
Paid-in-capital in excess of par value	279,247	10
Distributable earnings (loss)	2,446	—
Total Net Assets	$281,704	$10
Total Liabilities and Net Assets	$532,706	$3,826
Net asset value per share	$25.30	$25.00

(1)
Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except share and per share data)

	For the three months ended	For the nine months ended
	September 30, 2024	September 30, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest income	$9,058	$12,451
Total investment income	9,058	12,451
Expenses
Interest and debt financing costs	4,006	4,785
Amortization of offering costs	1,192	1,905
Management fees	597	942
Organizational expenses	—	33
Other general and administrative expenses	3,639	6,536
Professional fees	550	1,454
Trustees' fees	163	488
Total expenses	10,147	16,143

Less advisor expense support (Note 4)	(4,491)	(8,681)
Net expenses	5,656	7,462
Net investment income (loss)	3,402	4,989

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	4	4
Net realized gains (losses)	4	4
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(382)	(2,547)
Net change in unrealized appreciation (depreciation)	(382)	(2,547)
Net realized and unrealized gain (loss)	(378)	(2,543)
Net increase (decrease) in net assets from operations	$3,024	$2,446

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Changes in Net Assets (Unaudited)

(amounts in thousands, except share and per share data)

	For the three months ended	For the nine months ended
	September 30, 2024	September 30, 2024
Net assets at beginning of period	$193,422	$10
Operations:
Net investment income (loss)	3,402	4,989
Net realized gains (losses)	4	4
Net change in unrealized appreciation (depreciation)	(382)	(2,547)
Net increase (decrease) in net assets from operations	3,024	2,446
Distributions to shareholders:
Distributions from distributable earnings	—	—
Net increase (decrease) resulting from shareholder distributions	—	—
Capital share transactions:
Issuance of common shares	85,258	279,248
Net increase (decrease) in net assets from capital transactions	85,258	279,248
Net increase (decrease) in net assets for the period	88,282	281,694
Net assets at end of period	$281,704	$281,704

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statement of Cash Flows (Unaudited)

(amounts in thousands, except share and per share data)

For the nine months ended
September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$2,446
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(529,773)
Proceeds from sales of investments and principal repayments	25,425
Net realized (gains) losses on investments	(4)
Net change in unrealized (appreciation) depreciation	2,547
Net accretion of discount on investments	(135)
Amortization of deferred financing costs	685
Amortization of deferred offering costs	1,905
Changes in operating assets and liabilities:
(Increase) decrease in prepaid insurance	(369)
(Increase) decrease in other assets	(51)
(Increase) decrease in interest receivable on investments	(3,225)
(Increase) decrease in receivable for paydowns of investments	(154)
Increase (decrease) in management fees payable	597
Increase (decrease) in payable to affiliates (1)	(379)
Increase (decrease) in payable for unsettled purchases	17,216
Increase (decrease) in interest payable	3,400
Net cash provided by (used in) operating activities	(479,869)
Cash flows from financing activities:
Proceeds from issuance of common shares	279,248
Deferred financing costs paid	(3,986)
Borrowings on debt	300,000
Paydown on debt	(75,000)
Net cash provided by (used in) financing activities	500,262
Net increase (decrease) in cash and cash equivalents	20,393
Cash and cash equivalents, beginning of period	10
Cash and cash equivalents, end of period	$20,403

Supplemental and Non-Cash Financing Activities
Accrued but unpaid deferred financing costs	$300
Accrued but unpaid deferred offering costs	$1,052

(1) Increases in payable to affiliates is reduced by the accrued but unpaid deferred financing and offering costs.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2024

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)(14)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Investments
Non-controlled/non-affiliated senior secured debt
Debt investments(4)(5)
Automobile Components
LS Group OpCo Acquistion LLC(7)	First lien senior secured term loan	SOFR + 3.00%	4/23/2031	$6,983	$7,024	$6,978	2.48%
Realtruck Group Inc(7)	First lien senior secured term loan	SOFR + 3.50%	1/31/2028	7,959	7,987	7,814	2.77%
					15,011	14,792	5.25%
Building Products
Chariot Buyer LLC(7)	First lien senior secured term loan	SOFR + 3.25%	11/3/2028	5,969	5,980	5,933	2.11%

Chemicals
Lummus Technology Holdings V LLC(7)	First lien senior secured term loan	SOFR + 3.50%	12/31/2029	6,965	7,016	6,977	2.48%

Commercial Services & Supplies
Asurion LLC(7)	First lien senior secured term loan	SOFR + 4.25%	9/19/2030	7,979	7,791	7,830	2.78%
CoreLogic Inc(7)	First lien senior secured term loan	SOFR + 3.50%	6/2/2028	7,959	7,902	7,871	2.79%
					15,693	15,701	5.57%
Construction & Engineering
Oscar Acquisitionco LLC(8)	First lien senior secured term loan	SOFR + 4.25%	4/29/2029	8,954	8,985	8,836	3.14%

Construction Material
Quikrete Holdings Inc(7)	First lien senior secured term loan	SOFR + 2.50%	4/14/2031	5,970	5,993	5,970	2.12%
Summit Materials LLC(8)(13)	First lien senior secured term loan	SOFR + 1.75%	1/12/2029	3,980	4,012	3,993	1.42%
					10,005	9,963	3.54%
Diversified Consumer Services
Wand NewCo 3 Inc(7)(8)	First lien senior secured term loan	SOFR + 3.25%	1/30/2031	4,988	5,037	4,979	1.77%

Diversified Financial Services
Boost Newco Borrower LLC(8)	First lien senior secured term loan	SOFR + 2.50%	1/31/2031	6,000	6,052	5,999	2.13%

Electrical Utilities
Wec US Holdings Ltd(7)	First lien senior secured term loan	SOFR + 2.75%	1/27/2031	7,000	7,040	6,996	2.48%

Electronic Equipment
Emrld Borrower LP(8)	First lien senior secured term loan	SOFR + 2.50%	5/31/2030	3,980	4,010	3,970	1.41%
Madison IAQ LLC(9)	First lien senior secured term loan	SOFR + 2.75%	6/21/2028	5,969	6,010	5,961	2.12%
					10,020	9,931	3.53%
Health Care Equipment & Supplies
Medline Borrower LP(7)	First lien senior secured term loan	SOFR + 2.75%	10/23/2028	4,975	5,009	4,974	1.77%

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)(14)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Health Care Providers & Services
Examworks Bidco Inc(7)	First lien senior secured term loan	SOFR + 3.00%	11/1/2028	6,964	7,002	6,970	2.47%
Heartland Dental LLC(7)	First lien senior secured term loan	SOFR + 4.50%	4/28/2028	8,955	9,010	8,789	3.12%
Select Medical Corp(7)(13)	First lien senior secured term loan	SOFR + 3.00%	3/6/2027	1,297	1,306	1,301	0.46%
SGA Dental Partners OPCO, LLC(6)(7)	First lien senior secured term loan	SOFR + 5.50%	7/17/2029	79,079	77,594	77,498	27.51%
SGA Dental Partners OPCO, LLC(6)(9)(12)	First lien senior secured delayed draw term loan	SOFR + 5.50%	7/17/2029	4,569	4,381	4,420	1.57%
Triwest Healthcare Alliance Corp(6)(7)	First lien senior secured term loan	SOFR + 5.50%	12/27/2027	37,500	36,883	37,033	13.15%
Triwest Healthcare Alliance Corp(6)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.50%	12/27/2027	—	(608)	(656)	(0.23)%
Zelis Payments Buyer Inc(7)	First lien senior secured term loan	SOFR + 2.75%	9/28/2029	5,970	6,010	5,963	2.12%
					141,578	141,318	50.17%
Health Care Technology
AthenaHealth Group Inc(7)	First lien senior secured term loan	SOFR + 3.25%	2/15/2029	6,964	6,988	6,918	2.46%
Ensemble RCM LLC(8)	First lien senior secured term loan	SOFR + 3.00%	8/1/2029	4,975	5,012	4,979	1.77%
Waystar Technologies Inc(7)(13)	First lien senior secured term loan	SOFR + 2.75%	10/22/2029	4,243	4,283	4,245	1.51%
					16,283	16,142	5.74%
Hotels, Restaurants & Leisure
Alterra Mountain Co(7)	First lien senior secured term loan	SOFR + 3.25%	8/17/2028	4,988	5,039	4,992	1.77%
Caesars Entertainment Inc(7)(13)	First lien senior secured term loan	SOFR + 2.75%	2/6/2031	5,970	6,013	5,963	2.12%
CV Borrower, LLC(6)(7)(10)	First lien senior secured term loan	SOFR + 5.50%	8/30/2029	100,000	98,021	98,000	34.79%
Fertitta Entertainment LLC/NV(7)	First lien senior secured term loan	SOFR + 3.75%	1/27/2029	6,964	7,011	6,942	2.46%
Light & Wonder International Inc(7)(13)	First lien senior secured term loan	SOFR + 2.25%	4/14/2029	4,988	5,032	4,979	1.77%
					121,116	120,876	42.91%
Household Durables
RH(7)(13)	First lien senior secured term loan	SOFR + 2.50%	10/20/2028	7,959	7,841	7,652	2.71%

Household Products
VC GB Holdings I Corp(8)	First lien senior secured term loan	SOFR + 3.50%	7/21/2028	7,959	7,994	7,933	2.81%

IT Services
Go Daddy Operating Co LLC(7)(13)	First lien senior secured term loan	SOFR + 2.00%	11/9/2029	3,347	3,368	3,342	1.18%

Machinery
Engineered Machinery Holdings Inc(8)	First lien senior secured term loan	SOFR + 3.75%	5/19/2028	6,964	7,008	6,982	2.48%

Oil, Gas & Consumable Fuels
CQP Holdco LP(8)(13)	First lien senior secured term loan	SOFR + 2.25%	12/31/2030	5,985	6,035	5,974	2.12%
Oryx Midstream Services Permian Basin LLC(7)	First lien senior secured term loan	SOFR + 3.00%	10/5/2028	6,965	7,021	6,964	2.47%
					13,056	12,938	4.59%
Professional Services
OMNIA Partners LLC(8)	First lien senior secured term loan	SOFR + 3.25%	7/25/2030	6,000	6,056	6,012	2.13%

Semiconductors & Semiconductor Equipment
MKS Instruments Inc(7)(13)	First lien senior secured term loan	SOFR + 2.25%	8/17/2029	4,145	4,170	4,141	1.47%

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)(14)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Software
Boxer Parent Co Inc(8)	First lien senior secured term loan	SOFR + 3.75%	7/30/2031	6,982	7,055	6,964	2.47%
Cloud Software Group Inc(8)	First lien senior secured term loan	SOFR + 4.00%	3/30/2029	8,978	9,005	8,934	3.17%
Genesys Cloud Services Holdings II LLC(7)	First lien senior secured term loan	SOFR + 3.50%	12/1/2027	5,984	6,030	5,991	2.13%
McAfee Corp(7)	First lien senior secured term loan	SOFR + 3.25%	3/1/2029	6,983	7,029	6,950	2.47%
Project Alpha Intermediate Holding Inc(8)	First lien senior secured term loan	SOFR + 3.75%	10/28/2030	8,955	9,017	8,969	3.18%
Skopima Consilio Parent LLC(7)	First lien senior secured term loan	SOFR + 4.00%	5/12/2028	8,954	8,974	8,931	3.17%
UKG Inc(8)	First lien senior secured term loan	SOFR + 3.25%	2/10/2031	5,985	6,035	5,986	2.12%
					53,145	52,725	18.71%
Specialty Retail
Great Outdoors Group LLC(7)	First lien senior secured term loan	SOFR + 3.75%	3/6/2028	6,964	6,999	6,957	2.47%
PetSmart LLC(7)	First lien senior secured term loan	SOFR + 3.75%	2/11/2028	7,979	7,988	7,901	2.80%
					14,987	14,858	5.27%
Textiles, Apparel & Luxury Goods
ABG Intermediate Holdings 2 LLC(7)	First lien senior secured term loan	SOFR + 2.75%	12/21/2028	5,970	6,028	5,972	2.12%

Transportation Infrastructure
Brown Group Holding LLC(7)	First lien senior secured term loan	SOFR + 2.75%	7/1/2031	5,984	6,009	5,968	2.12%

Total Investments					$504,487	$501,940	178.18%

Cash Equivalents
BlackRock Liquidity FedFund - Institutional	—	4.84%	—	17,324	$17,324	$17,324	6.15%

Total Investments and Cash Equivalents					$521,811	$519,264	184.33%

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
(7)
The interest rate on these investments is subject to one-month SOFR, which was 4.85% as of September 30, 2024.
(8)
The interest rate on these investments is subject to three-month SOFR, which was 4.59% as of September 30, 2024.
(9)
The interest rate on these investments is subject to six-month SOFR, which was 4.25% as of September 30, 2024.
(10)
The interest rate on these investments is subject to twelve-month SOFR, which was 3.78% as of September 30, 2024.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Position or portion thereof is an unfunded loan or equity commitment (see Note 8 “Commitments and Contingencies”).
(13)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2024, non-qualifying assets represented 7.8% of total assets as calculated in accordance with the regulatory requirements.
(14)
All or a portion of the investments on this table are pledged as collateral for the MS Revolving Credit Facility, except for SGA Dental Partners OPCO, LLC's and Triwest Healthcare Alliance Corp's first lien senior secured delayed draw term loans.

See accompanying notes are an integral part of these consolidated financial statements.

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

2.
Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements of the Company and the related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included. The Company is an investment company following the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.” For the period February 10, 2023 through September 30, 2023, the Company incurred organizational expenses, which were subsequently subject to the Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) discussed in Note 4.

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or controlled company whose business consists of providing services to the Company.

The Company consolidates the results of its wholly-owned financing subsidiaries, Overland Financing MS, LLC and Overland Financing DB, LLC. There were no transactions by Overland Financing DB, LLC through September 30, 2024. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material.

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective investment using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment or partial prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts associated with the amount prepaid are recorded as interest income in the current period.

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s statement of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to Shareholders in the form of dividends, even though the Company has not yet collected cash.

Non-Accrual Loans

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. There were no loans on non-accrual status as of September 30, 2024.

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

Offering and Organizational Expenses

Organizational expenses are charged as incurred and include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its subsidiaries, their related documents of organization and the Company’s election to be regulated as a BDC. During the three and nine months ended September 30, 2024, organizational expenses incurred amounted to $0 and $33, respectively.

Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of the Company’s registration statement on Form 10 as well as the expenses of Centerbridge and Wells Fargo in negotiating and documenting other arrangements with the initial investors of the Company. Offering expenses of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. During the nine months ended September 30, 2024, offering costs incurred amounted to $1,052, all of which have been capitalized and deferred. The Company started amortizing the deferred costs from the date of commencement of operations. As of September 30, 2024, the Company had approximately $2,812 of unamortized deferred offering costs.

The Company’s organizational and offering costs are the responsibility of the Company and have preliminarily been paid by an affiliate of the Advisor on the Company’s behalf. However, as discussed in Note 4, a portion of the Company’s expenses incurred through September 30, 2024 included on the Company’s consolidated statements of operations, including its organizational and offering costs, have been assumed by the Advisor pursuant to the Expense Support Agreement.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. During the nine months ended September 30, 2024, no tax expenses and no interest and penalties were incurred.

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

Management Fee

The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the average value of the Company’s net assets as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter, excluding cash and cash equivalents. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases. No management fee will be charged on committed but undrawn Capital Commitments (as defined below). For the three and nine months ended September 30, 2024, the Management Fee was $597 and $942, respectively.

As of September 30, 2024 and December 31, 2023, $597 and $0, respectively, remained payable and is recorded in management fee payable on the consolidated statements of assets and liabilities.

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

For the three and nine months ended September 30, 2024, there was no Incentive Fee incurred by the Company.

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

For the three and nine months ended September 30, 2024, there were no accrued or realized capital gains incentive fees incurred by the Company.

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

Refer to Note 8 for the cumulative amount of expense support subject to potential reimbursement to the Advisor by the Company.

Transactions with Affiliates

On July 16, 2024, the Company entered into an agreement with an affiliate to assign the rights and obligations of 25% of Triwest Healthcare Alliance Corp's $50 million senior secured term loan and $50 million senior secured delayed draw term loan. The funded portion of such loans amounted to an aggregate price of $12.3 million.

On August 20, 2024, the SEC granted the Company exemptive relief (the "Order") to co-invest alongside other funds/vehicles managed by the Advisor or its affiliates, or alongside the Advisor or its affiliates in a principal capacity, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. As a result of the Order, there could be significant overlap in the Company's investment portfolio and the investment portfolios of other affiliates.

5.
Investments

Investments at fair value and amortized cost consisted of the below as of the following period:

	September 30, 2024
($ in thousands)	Amortized Cost	Fair Value
First lien senior secured debt investments	$504,487	$501,940
Total Investments	$504,487	$501,940

The industry composition of investments based on fair value consisted of the below as of the following period:

September 30, 2024
Automobile Components	2.9%
Building Products	1.2
Chemicals	1.4
Commercial Services & Supplies	3.1
Construction & Engineering	1.8
Construction Materials	2.0
Diversified Consumer Services	1.0
Diversified Financial Services	1.2
Electric Utilities	1.4
Electrical Equipment	2.0
Health Care Equipment & Supplies	1.0
Health Care Providers & Services	28.1
Health Care Technology	3.2
Hotels, Restaurants & Leisure	24.1
Household Durables	1.5
Household Products	1.6
IT Services	0.7
Machinery	1.4
Oil, Gas & Consumable Fuels	2.6
Professional Services	1.2
Semiconductors & Semiconductor Equipment	0.8
Software	10.5
Specialty Retail	2.9
Textiles, Apparel & Luxury Goods	1.2
Transportation Infrastructure	1.2
Total	100%

The geographic composition of investments at cost and on fair value consisted of the below as of the following period:

September 30, 2024
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$504,487	$501,940	100%	178%
Total	$504,487	$501,940	100%	178%

6.
Fair Value Measurements

The following table presents the fair value hierarchy of cash equivalents and investments as of the following period:

	Fair Value Hierarchy as of September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Investments:
First lien senior secured debt investments	$—	$285,645	$216,295	$501,940
Cash equivalents	17,324	—	—	17,324
Total investments at fair value	$17,324	$285,645	$216,295	$519,264

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	For the Three Months Ended September 30, 2024
($ in thousands)	First lien senior secured debt investments	Total
Fair value, beginning of period	$48,250	$48,250
Purchases of investments, net	179,930	179,930
Payment-in-kind	—	—
Proceeds from investments, net	(12,105)	(12,105)
Net change in unrealized appreciation (depreciation)	27	27
Net realized gains (losses)	4	4
Net amortization/accretion of premium/discount on investments	189	189
Transfers between investment types	—	—
Transfers into (out of) Level 3(1)	—	—
Fair value, end of period	$216,295	$216,295
Net change in unrealized appreciation (depreciation) still held at September 30, 2024	27	27

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2024, there were no transfers into (out of) Level 3.

	For the Nine Months Ended September 30, 2024
($ in thousands)	First lien senior secured debt investments	Total
Fair value, beginning of period	$—	$—
Purchases of investments, net	228,180	228,180
Payment-in-kind	—	—
Proceeds from investments, net	(12,105)	(12,105)
Net change in unrealized appreciation (depreciation)	23	23
Net realized gains (losses)	4	4
Net amortization/accretion of premium/discount on investments	193	193
Transfers between investment types	—	—
Transfers into (out of) Level 3(1)	—	—
Fair value, end of period	$216,295	$216,295
Net change in unrealized appreciation (depreciation) still held at September 30, 2024	23	23

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2024, there were no transfers into (out of) Level 3.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 assets as of the following period. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2024
				Range
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First lien senior secured debt investments	$179,918	Recent Transaction	Transaction Price	N/A	N/A	N/A
First lien senior secured debt investments	36,377	Yield Analysis	Discount Rate	11.85%	11.85%	11.85%
Total	$216,295

The significant unobservable inputs used in the fair value measurement of the Company’s investments in first lien debt investments are discount rates and transaction prices. Significant increases (decreases) in discount rates in isolation would result in significant decreases (increases) in fair value measurement. Significant increases (decreases) in transaction prices in isolation would result in significant increases (decreases) in fair value measurement.

7.
Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024, the Company's asset coverage was 225.2%.

The Company's outstanding debt obligations as of September 30, 2024 were as follows:

	September 30, 2024
($ in thousands)	Aggregate Principal	Outstanding	Net Carrying	Unused
	Committed	Principal	Value	Portion(1)
MS Revolving Credit Facility	$300,000	$225,000	$225,000	$75,000
SMTB Credit Facility	100,000	—	—	100,000
Total Borrowings	$400,000	$225,000	$225,000	$175,000

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

The initial commitment amount under the MS Revolving Credit Facility will remain undrawn until the earlier of (i) the day following the date that the investors in the Company have fully funded the first capital call made by the Company and (ii) April 1, 2024. As of September 30, 2024, the Company had $225 million in outstanding borrowings under the MS Revolving Credit Facility.

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

As of September 30, 2024, the Company had recorded $3,328 of cumulative deferred financing costs in connection with the MS Revolving Credit Facility.

The components of interest expense related to the MS Revolving Credit Facility for the three and nine months ended September 30, 2024 were as follows:

($ in thousands)	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Stated interest expense	$3,059	$3,059
Unused/undrawn fees	164	543
Amortization of deferred financing costs	290	577
Administration fees	115	228
Total Interest Expense	$3,628	$4,407
Average stated interest rate	6.44%	3.24%
Average borrowings	$171,739	$86,339

SMTB Credit Facility

On July 10, 2024, the Company entered into a Revolving Credit Agreement (together with the exhibits and schedules thereto, the “SMTB Credit Agreement”) among the Company, as the initial borrower, Overland Advantage Feeder Fund, L.P., as the guarantor (the “Guarantor”), Overland Advantage Feeder Fund GP Ltd., as the general partner of the Guarantor, Sumitomo Mitsui Trust Bank, Limited, New York Branch (“SMTB”), as administrative agent, arranger and a lender, and NatWest Markets PLC, as a lender, which is structured as a revolving credit facility secured by a first-priority interest in the capital commitments of the Company’s shareholders (including the Guarantor) and the Guarantor’s shareholders, and certain related assets (the “SMTB Credit Facility”).

The SMTB Credit Facility will mature on July 10, 2026, subject to two one-year extensions at the option of the Company with the consent of the lenders, and has a maximum facility amount of $100 million. Under the SMTB Credit Facility, the Company is permitted to borrow up to the lesser of $100 million and the Borrowing Base. The “Borrowing Base” is calculated as an advance rate multiplied by the unfunded capital commitments of shareholders in the Company that meet certain credit-related criteria and, in certain circumstances, have been approved for inclusion in the Borrowing Base by SMTB and/or the other lenders. The advance rate with respect to each shareholder is 65%, 80% or 90% depending on the level of approval and criteria satisfied by such shareholder. The SMTB Credit Facility contains certain customary affirmative and negative covenants and events of default.

The SMTB Credit Facility bears interest at a rate of either (i) one- or three-month term SOFR plus an applicable margin of 2.65% per annum or (ii) an alternate base rate (which is the highest of the federal funds rate plus 0.50%, the prime rate and one month term SOFR plus 1.00%) plus an applicable margin of 1.65% per annum. The Company may elect either the term SOFR or alternate base rate at the time of drawdown, and loans may be converted from one rate to another at the Company’s option, subject to certain conditions.

As of September 30, 2024, the Company had recorded $958 of cumulative deferred financing costs in connection with the SMTB Credit Facility.

The components of interest expense related to the SMTB Credit Facility for the three and nine months ended September 30, 2024 were as follows:

($ in thousands)	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Stated interest expense	$219	$219
Unused/undrawn fees	50	50
Amortization of deferred financing costs	109	109
Administration fees	—	—
Total Interest Expense	$378	$378
Average stated interest rate	6.05%	6.05%
Average borrowings	$12,410	$12,410

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

The Company and the Advisor have entered into an Expense Support Agreement. For the period February 10, 2023 through September 30, 2024, $12,613, in addition to the amounts included in payable to affiliates has been paid by an affiliate of the Advisor and subject to potential reimbursement to the Advisor by the Company. The Company may be obligated to make a Reimbursement Payment to the Advisor for such expenses through September 30, 2027. As of September 30, 2024 the Company did not have an obligation to repay expense support to the Advisor and did not record a liability on the consolidated statements of assets and liabilities. Refer to Note 4 for more information on the Expense Support Agreement.

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

The Company had the following outstanding commitments to investments as of the following period:

($ in thousands) Portfolio Company	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of September 30, 2024
Triwest Healthcare Alliance Corp	Delayed Draw Term Loan	11/1/2024	$37,500	$(656)
SGA Dental Partners OPCO, LLC	Delayed Draw Term Loan	1/17/2026	10,351	(104)
Total Unfunded Portfolio Company Commitments			$47,851	$(760)

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

Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Common Shares pursuant to a Subscription Agreement. During the Commitment Period, investors in the Private Offering will be required to fund drawdowns to purchase Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The Commitment Period will continue until the five-year anniversary of the date on which holders of the Common Shares are required to fund their initial drawdown (the “Commencement Date”). The Commencement Date occurred on May 7, 2024.

The Company is authorized to issue an unlimited number of Common Shares. As of September 30, 2024, the Company had issued 11,136,494 shares and all are outstanding. Also, as of September 30, 2024, the Company had executed subscription agreements for approximately $2.1 billion of Capital Commitments (of which approximately $1.8 billion remained unfunded as of September 30, 2024).

The following table summarizes the total shares issued and aggregate offering proceeds related to the Company's capital drawdowns delivered pursuant to the Subscription Agreement as of September 30, 2024.

($ in thousands, except shares)	Number of	Aggregate
Share Issuance Date	Shares Issued	Offering Proceeds
20-Dec-23	400	$10
7-May-24	7,759,600	193,990
1-Jul-24	411,547	10,258
30-Sep-24	2,964,947	75,000
Total	11,136,494	$279,258

10.
Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the three and nine months ended September 30, 2024:

($ in thousands, except shares and per share data)	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Net increase (decrease) in net assets from operations	$3,024	$2,446
Weighted average shares outstanding	8,203,774	4,312,402
Earnings per share	$0.37	$0.57

11.
Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2024:

($ in thousands, except share and per share data)	For the Nine Months Ended September 30, 2024
Per Share Data:
Net assets, beginning of period	$25.00
Net investment income (1)	1.16
Net realized gains (losses) and change in unrealized appreciation (depreciation) (2)	(0.86)
Net increase (decrease) in net assets from operations	0.30
Distributions declared from net investment income (3)	—
Issuance of shares in connection with our DRP program	—
Total increase (decrease) in net assets	—
Net assets, end of period	$25.30
Shares outstanding, end of period	11,136,494
Total return based on NAV (4)	1.20%

Ratios:
Expenses before expense support to average net assets (5)(6)	29.10%
Expenses after expense support to average net assets (5)(6)	12.82%
Net investment income to average net assets (6)	15.88%
Portfolio turnover rate (7)	7.70%

Supplemental Data:
Net assets, end of period	$281,704
Total capital commitments, end of period	$2,060,000
Ratios of total contributed capital to total committed capital, end of period	13.56%
Average debt outstanding	$91,967
Asset coverage ratio (8)	225.19%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the nine months ended September 30, 2024, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.

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
(6)
Investment income and offering expenses are annualized from May 7, 2024 (commencement of operations) through September 30, 2024. The results may not be meaningful.
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
12.
Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2024.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the three and nine months ended September 30, 2024:

($ in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Investments made in portfolio companies	$179,929	$529,772
Investments sold	(12,067)	(12,067)
Net activity before investment repayments	167,862	517,705
Investment repayments	(10,356)	(13,358)
Net investment activity	$157,506	$504,347

Portfolio companies at beginning of period	46	—
Number of new portfolio companies	2	48
Number of exited portfolio companies	—	—
Portfolio companies at end of period	48	48

Our portfolio composition and weighted average yields as of September 30, 2024 was as follows:

($ in thousands)	September 30, 2024
Portfolio composition, at fair value:
First lien senior secured debt(1)	$501,940
Total Portfolio	$501,940
Weighted average yields, at amortized cost:
First lien senior secured debt	9.22%
Total Portfolio	9.22%

(1)
Exclusive of investments on non-accrual status. As of September 30, 2024 there were no investments on non-accrual status.

As part of the monitoring process, our Advisor as our valuation designee appointed in accordance with Rule 2a-5 under the 1940 Act, has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings.” Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage. Pursuant to these risk policies, an Internal Risk Rating of 1 – 5, which is defined below, is assigned to each debt investment in our portfolio.

Investments rated 1 are viewed as having the least amount of risk to our initial cost basis, as the borrower is performing above underwriting expectations. The business trends since origination and risk factors for this investment are generally favorable.

Investments rated 2 are viewed as having an acceptable level of risk similar to the risk at the time of origination. The borrower is operating generally in line with underwriting expectations, with little concern about the portfolio company’s performance or ability to meet covenant requirements or interest payments. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2.

Investments rated 3 involve a borrower performing below underwriting expectations and indicates that the risk of the loan has increased since origination or acquisition. There may be concerns about the portfolio company’s performance or ability to meet covenant requirements or interest payments.

Investments rated 4 involve a borrower operating materially below underwriting expectations and indicates that the risk of the loan has increased materially since origination. The borrower may be out of compliance with debt covenants and loan payments may be past due (but generally not more than 120 days past due). It is likely that we may not recover our initial cost basis upon exit.

Investments rated 5 involve a borrower performing substantially below underwriting expectations and indicates that the loan’s risk has increased significantly since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 5 are not anticipated to be repaid in full and there is significant risk that we may realize a substantial loss. The fair market value of the loan will be updated to the amount we anticipate will be recovered.

The following table shows the investment ratings of the investments in our portfolio:

($ in thousands)	September 30, 2024
Credit Rating	Fair value	% of Portfolio
1	$—	$—%
2	501,940	100
3	—	—
4	—	—
5	—	—
Total Fair Value	$501,940	100%

Results of Operations

The Company commenced investment operations on May 7, 2024.

($ in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total investment income	$9,058	$12,451
Net expenses	5,656	7,462
Net investment income	3,402	4,989
Net realized gain (loss)	4	4
Net unrealized appreciation (depreciation)	(382)	(2,547)
Net increase (decrease) in net assets resulting from operations	$3,024	$2,446

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the three and nine months ended September 30, 2024:

($ in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Investment Income
Interest income	$9,058	$12,451
Total Investment Income	$9,058	$12,451

For the three and nine months ended September 30, 2024, total investment income was $9.1 million and $12.5 million, driven by our initial deployment of capital and new purchases made during the quarter. The size of our investment portfolio at fair value was $501.9 million at September 30, 2024 and the weighted average yield on the debt and income producing portfolio at amortized cost was 9.22%.

Expenses

Expenses for the three and nine months ended September 30, 2024 were as follows:

($ in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest and debt financing costs	$4,006	$4,785
Amortization of offering costs	1,192	1,905
Management fee	597	942
Organizational expense	—	33
Other general and administrative expenses	3,639	6,536
Professional fees	550	1,454
Trustees' fees	163	488
Total expenses	$10,147	$16,143
Advisor expense support	(4,491)	(8,681)
Net Expenses	$5,656	$7,462

For the three and nine months ended September 30, 2024, net expenses were $5.7 million and $7.5 million, respectively, primarily attributable to interest and other debt expenses. Interest and other debt expenses were driven by the interest on borrowings outstanding, unused and administrative fees and amortization of deferred debt costs. Furthermore, the Company received $12.6 million (since inception) in expense support from the Advisor (as described in “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 4. Agreements and Related Party Transactions.”). Such expenses may be subject to reimbursement from the Company in the future.

Financial Condition, Liquidity and Capital Resources

The Company intends to generate cash from (i) future offerings of the Company’s Common Shares or preferred shares, (ii) cash flows from operations and (iii) borrowings from banks or other lenders, including under the revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding Inc. (“MS”) and the revolving credit facility (the "SMTB Credit Facility") with Sumitomo Mitsui Trust Bank, Limited, New York Branch (“SMTB”), as described in “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 7. Borrowings.” The Company will seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, the Company cannot commit to do so.

The Company’s primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Advisor), (iii) debt service of any borrowings and (iv) cash distributions to the holders of the Company’s shares.

Equity Activity

On December 20, 2023, an affiliate of the Advisor contributed $10,000 ($25 per share) of capital to the Company in exchange for 400 shares of the Common Shares. In addition, as of September 30, 2024, the Company had executed subscription agreements for approximately $2.1 billion of Capital Commitments (as of which $1.8 billion remains unfunded as of September 30, 2024). On May 7, 2024, the Company had its initial closing and received capital contributions of approximately $194.0 million. On July 1, 2024 and September 30, 2024, the Company received capital contributions of approximately $10.3 million and $75.0 million, respectively.

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

On February 22, 2024, the Company, through its wholly-owned financing subsidiary Overland Financing MS, LLC, entered into the MS Revolving Credit Facility. Under the MS Revolving Credit Facility, MS has agreed to make available to Overland Financing MS, LLC a revolving loan facility in the maximum principal amount of up to $300 million. On June 6, 2024, certain terms, including the applicable margins, in the MS Revolving Credit Facility were amended. As of September 30, 2024, $225 million had been drawn under the MS Revolving Credit Facility. See also “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 7. Borrowings.”

On July 10, 2024, the Company entered into the SMTB Credit Facility. Under the SMTB Credit Facility, SMTB has agreed to make available to the Company, a revolving credit facility secured by a first-priority interest in the capital commitments of the Company’s shareholders (including Overland Advantage Feeder Fund, L.P., as the guarantor (the “Guarantor”)) and the Guarantor’s shareholders, and certain related assets of up to $100 million. As of September 30, 2024, there were no borrowings outstanding under the SMTB Credit Facility. See also “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 7. Borrowings.”

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

Off-Balance Sheet Arrangements

Our investment portfolio contains and is expected to continue to contain debt investments in the form of delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024, we held unfunded delayed draw term loans with a principal amount of $47.9 million.

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

As of September 30, 2024, 100% of our debt portfolio investments bore interest at variable rates, which are generally SOFR and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to interest rate floors. Further, our MS Revolving Credit Facility and bear interest at SOFR rates with no interest rate floors.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates to our loan portfolio and outstanding debt as of September 30, 2024, assuming no changes in our investment and borrowing structure.

($ in thousands)	Increase (Decrease) in	Increase (Decrease) in	Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 200 basis points	$10,162	$4,500	$5,662
Up 100 basis points	$5,081	$2,250	$2,831
Up 50 basis points	$2,540	$1,125	$1,415
Down 50 basis points	$(2,540)	$(1,125)	$(1,415)
Down 100 basis points	$(5,081)	$(2,250)	$(2,831)

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

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed under the heading “Risk Factors” in the Registration Statement, as may be amended and supplemented from time to time. There have been no material changes to the risk factors previously disclosed in the Registration Statement. Additional risks and uncertainties are not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and/or operating results. During the fiscal quarter ended September 30, 2024 there were no material changes from the risk factors set forth in our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on its current reports on Form 8-K, The Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense condition of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

Overland Advantage

Date: November 14, 2024	By:	/s/ Gavin R. Baiera
Name: Gavin R. Baiera
Title: Chief Executive Officer

Date: November 14, 2024	By:	/s/ Kimberly A. Terjanian
Name: Kimberly A. Terjanian
Title: Chief Financial Officer and Treasurer