Form 10-K
period 2024-12-31
Overland Advantage
filed 2025-03-26
CIK 1965934

relaa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 814-01698

Overland Advantage

(Exact name of Registrant as specified in its Charter)

Delaware	92-6424189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
375 Park Avenue 11th Floor New York, NY	10152-0002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 672-5088

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	`	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of Registrant’s shares of beneficial interest, $0.001 par value per share outstanding as of January 30, 2025 was 17,122,713.

i

PART I

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K (this “Report”) of Overland Advantage (together, with its consolidated subsidiaries, the “Company,” “we” or “our”) contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and the Company cannot assure you that the projections included in these forward-looking statements will come to pass. The Company’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in “Item 1A. Risk Factors” in Part I of this Report.

The Company has based the forward-looking statements included in this Report on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward-looking statements, unless the Company is required to do so by applicable law. However, you are advised to consult any additional disclosures that the Company may make directly to you or through reports that the Company in the future may file with the Securities and Exchange Commission, including subsequent amendments to this Report, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following factors are among those that may cause actual results to differ materially from the Company’s forward-looking statements:

•
the ability of the Company’s prospective portfolio companies to achieve their objectives;
•
the Company’s business prospects and the business prospects of the Company’s prospective portfolio companies;
•
the ability of Overland Advisors, LLC (the “Advisor”) and its affiliates to retain talented professionals;
•
the Company’s future operating results and dependence on key personnel and the Advisor;
•
risks associated with possible disruptions due to terrorism in the Company’s operations or the economy generally;
•
the relative and absolute performance of the Advisor;
•
the Company’s expected financings and investments;
•
future changes in laws or regulations and conditions in the Company’s operating areas;
•
the dependence of the Company’s future success on the general economy and its impact on the industries in which the Company invests;
•
the impact of increased competition;
•
interest rate volatility, including volatility associated with the decommissioning of LIBOR (as defined below) and the transition to new reference rates;
•
the ongoing crisis in Ukraine and other global conflicts, such as those in the Middle East;
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to a rating agency downgrade;
•
the effect of public health emergencies, such as COVID-19, on the Company’s business prospects and the business prospects of the Company’s portfolio companies, including the Company’s and their ability to achieve their respective objectives;
•
the increased scrutiny on businesses relating to sustainable value creation activities and potential negative perceptions associated with those companies that fail to comply with sustainable value creation standards;
•
the portfolio may be affected by force majeure events and climate change-related occurrences and public health concerns;
•
the information and technology systems of the Company, the Advisor and their respective service providers may be vulnerable to cyber security incidents;
•
the Company may be required to disclose information under the U.S. Freedom of Information Act (“FOIA”) which may affect the Company’s competitive advantage;

•
the Company’s regulatory structure as a business development company (“BDC”) and tax status as a regulated investment company (a “RIC”);
•
the Company’s ability to pay dividends or make distributions;
•
the Company’s contractual arrangements and relationships with third parties;
•
the adequacy of the Company’s cash resources; and
•
the impact of future acquisitions, divestitures and investments.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Report.

Item 1. Business.

The Company

Overland Advantage (the “Company,” “we,” “our,” or “us”) was formed on February 10, 2023 to lend to U.S. middle market companies. The Company has been established and is externally managed by Overland Advisors, LLC (the “Advisor”), a Delaware limited liability company and an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor is a controlled affiliate of Centerbridge(as defined below), an investment adviser registered with the SEC under the Advisers Act, and is managed by Overland Advisors Holdings, LLC, a Delaware limited liability company (the “Managing Member”), which, as discussed below, is controlled by Centerbridge Partners, L.P., a Delaware limited partnership (together with its affiliates, as applicable, “Centerbridge”).

Centerbridge is a private investment management firm employing a flexible approach across investment disciplines – from private credit and related strategies to private equity, and real estate – in an effort to develop the most attractive opportunities for its investors. As of December 31, 2024, Centerbridge had approximately $41 billion of Assets Under Management (“AUM”)1 including $19 billion across private credit strategies, and had approximately 293 employees, including approximately 116 investment professionals.2 Centerbridge has made a Capital Commitment (as defined below) to the Company up to the lesser of 2.5% of the outstanding Capital Commitments and $50 million. Centerbridge’s Capital Commitment may include the Capital Commitments of a departed co-founder of Centerbridge, employees, charitable programs and related entities established by or associated with (as determined by the Advisor) any of the foregoing.

The Company is a Delaware statutory trust structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Advisor is managed by the Managing Member, which is a controlled affiliate of Centerbridge and in which Wells Fargo (as defined below) has a significant, non-controlling minority equity investment. The Managing Member is governed by a board of managers consisting of five representatives, four of whom are appointed by Centerbridge and one of whom is appointed by Wells Fargo. Certain initial investors in the Company also made minority equity investments in the Advisor.

The Advisor is staffed exclusively with professionals designated by Centerbridge. The Advisor’s investment committee servicing the Company (the “Investment Committee”) is responsible for making all investment and disposition decisions for the Company subject to the supervision of the Board of Trustees of the Company (the “Board”), and the Investment Committee comprises Centerbridge professionals who bring substantial experience across multiple sectors and certain members also serve on the investment committee of certain other funds managed or sponsored by Centerbridge. This enables the Advisor to capitalize on Centerbridge’s deep credit and private equity experience, pipeline and operational capabilities.

The Advisor takes a multipronged approach to proactively sourcing and screening investment opportunities for the Company with a focus on middle market non-sponsor corporate loans. In particular, the Advisor has entered into an arrangement with a subsidiary of Wells Fargo & Company (together with its subsidiaries, “Wells Fargo”) pursuant to which Wells Fargo has agreed to refer investment opportunities in middle market corporate loans to the Advisor that meet the Company’s designated investment criteria in accordance with the terms of the sourcing arrangement (the “Wells Fargo Sourcing Arrangement”). Wells Fargo is a leading middle market banking

1 Centerbridge defines “Assets Under Management” or “AUM” is an aggregation, for those investment platforms managed by Centerbridge (including related co-investments) that had been activated as of the reporting date, that reflects: (i) for funds or other vehicles within their term (as extended, if applicable): net asset value plus unfunded commitments; (ii) for funds or other vehicles that as of the reporting date have reached the end of their term (as extended, if applicable): net asset value; and (iii) more specifically, in the case of other vehicles (e.g., a separately managed account, standing or single investment co-investment vehicle or continuation vehicle): (a) separately managed accounts, co-investments and continuation vehicles are attributed to the relevant strategy responsible for sourcing the investment (e.g., private equity, real estate or private credit) based on Centerbridge’s determination and (b) in the case of Martello Re Limited, which is managed by both Centerbridge and Barings, AUM represents the fair value of the relevant portfolio assets within Centerbridge’s remit. Leverage may be used by certain Centerbridge funds or vehicles. In the case of funds, committed leverage is included in the reported AUM. In addition, as collateralized bond obligation and collateralized loan obligation platforms in which a Centerbridge fund is invested incorporate leverage within their capital structures, the AUM for collateralized bond obligation and collateralized loan obligation strategies is inclusive of such leverage. In the case of collateralized bond obligations and collateralized loan obligations, the fair value of the assets held by such vehicles (gross of leverage) represent the AUM for such strategy.

2 Any consultant who is a “Senior Advisor” is not included in this figure. The term “Senior Advisor” refers to seasoned professionals, compensated as a fund or portfolio company expense, who serve as independent consultants to Centerbridge and whose capabilities include sourcing, diligence and lending their skills to portfolio companies to help portfolio companies achieve their objectives.

provider in the United States and provides a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance. Wells Fargo holds a significant, non-controlling minority equity investment in the Advisor and made a Capital Commitment (as defined below) to the Company up to the lesser of 4.99% of the outstanding Common Shares (as defined below) and $100 million. In addition, the Advisor sources opportunities for the Company directly through Centerbridge’s relationship network. The Advisor believes that the Wells Fargo Sourcing Arrangement provides a competitive advantage to the Advisor and access for the Company to potential investment opportunities originating from Wells Fargo’s middle market corporate clients. The Wells Fargo Sourcing Arrangement is more fully described under the heading “Investment Process” below.

Certain investors have agreed with the Advisor that they will receive certain information regarding the Company’s investments for their own internal purposes including record keeping and information purposes. Any such information received by such investors will be subject to confidentiality restrictions that prohibit the receiving investors from sharing or using such information for anything other than their own internal purposes. Any investor receiving such information has been informed that the confidentiality provisions are designed, among other things, to comply with Regulation FD.

As of December 31, 2024, the Company has formed three wholly-owned financing subsidiaries, which are structured as Delaware limited liability companies.

Investment Objective

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

In furtherance of its investment objective, the Company also makes investments in syndicated loans and other liquid credit opportunities, including in publicly traded debt instruments and other instruments that are not directly originated. The Company invests without limit in originated or syndicated debt. The Company targets the following investment assets: (i) middle market corporate non-sponsor and sponsor owned companies; (ii) asset-based lending; and (iii) bespoke solutions.

•
Middle market corporate opportunities primarily consist of floating-rate senior secured first lien, unitranche, and second lien loans to middle market non-sponsor and sponsor owned companies. Senior secured first lien debt has first claim to any underlying collateral of a loan, unitranche loans are secured loans that combine both senior and subordinated debt into one tranche of debt, generally in a first lien position, and second lien loans are secured but subordinated in payment and/or lower in lien priority to first lien holders. In connection with a direct loan, the Company could also invest in warrants or other equity securities of borrowers and could receive non-cash income features, including payment-in-kind (“PIK”) interest and original issue discount (“OID”).
•
Asset-based opportunities primarily consist of last-out or otherwise specialized asset-based financings, which are permitted to include opportunities to provide financing secured by hard assets, including, among other things, aircraft, ships, timber, real property, etc., intangible assets such as litigation claims and intellectual property claims or rights, and structured products such as collateralized loan obligations.
•
Bespoke solutions include specialized junior capital solutions, including mezzanine debt, PIK notes, convertible debt and other unsecured debt instruments, structured debt that is not secured by financial or other assets, debtor-in-possession financings and equity in loan portfolios or portfolios of receivables and structured equity.

The Company generally invests in floating rate instruments. The instruments in which the Company invests are not typically rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB-or Baa3), which is an indication of having predominantly speculative characteristics with respect to the borrower’s ability to pay interest and repay principal. Such below investment grade securities are often referred to as “junk.”

The Company generally invests in “middle market” companies with annual earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” ranging from $25 million to $100+ million, a substantial portion of which is expected to be non-sponsor owned. Notwithstanding the foregoing, the Advisor may determine whether companies qualify as “middle market” in its sole discretion, primarily based on analysis of the EBITDA of such companies, although other factors may be considered, and the Company may from time to time invest in larger or smaller companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. The investment size will vary with the size of the Company’s capital base. The Company may invest without limit in originated or syndicated debt.

As a BDC, the Company generally must invest at least 70% of its assets in “qualifying assets,” which may include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all U.S. private operating companies and small U.S. public operating companies with a market capitalization of less than $250 million. See “Item 1. Qualifying Assets.”

While the Advisor may consider sustainability factors when making an investment decision, the Company does not pursue a sustainability-based investment strategy or limit its investments to those that meet specific sustainable value creation criteria or standards. Any reference in this Report to environmental or social considerations is not intended to qualify the Company’s seeking investments that it believes will generate attractive risk-adjusted returns and sustainable value creation is not a principal investment strategy of the Company.

Board of Trustees

The Company’s business and affairs are managed under the direction of its Board. The Board consists of five members, three of whom are not “interested persons” of the Company, the Advisor or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act. These individuals are referred to as the “Independent Trustees.” The Independent Trustees comprise a majority of the Board. Trustees who are “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or the Advisor are referred to herein as “Interested Trustees.” The Board elects the Company’s officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly valuation of Company assets, corporate governance activities, oversight of the Company’s financing arrangements and oversight of the Company’s investment activities.

The Advisor

The Advisor serves as the investment adviser to the Company and is registered as an investment adviser with the SEC. Subject to the supervision of the Board, a majority of whom are Independent Trustees, the Advisor manages the day-to-day operations of the Company and provides the Company with investment advisory and management services. In this capacity, the Advisor is responsible for sourcing and screening potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring the portfolio on an ongoing basis. The Advisor is a controlled affiliate of Centerbridge, which is a privately-held firm specializing in private credit, private equity and real estate investments. Wells Fargo holds a significant, non-controlling minority equity investment in the Advisor. The Advisor is managed by the Managing Member, which is a controlled affiliate of Centerbridge and in which Wells Fargo has a significant, non-controlling minority equity investment. In addition, certain initial investors in the Company made minority investments in the Advisor. The Managing Member is governed by a board of managers consisting of five representatives, four of whom are appointed by Centerbridge and one of whom is appointed by Wells Fargo.

Pursuant to a resource sharing arrangement between Centerbridge and the Advisor (the “Resource Sharing Agreement”), Centerbridge makes a portion of the time and efforts of certain investment professionals on the Centerbridge investment team (the “Investment Team”) available to the Advisor for purposes of originating and identifying investment opportunities, conducting research and due diligence on prospective investments, analyzing and underwriting investment opportunities, structuring and selecting investments and monitoring and servicing the Company’s investments in accordance with the services provided by the Advisor under an investment advisory agreement between the Company and the Advisor (the “Investment Advisory Agreement”).

The Investment Committee comprises Jeffrey H. Aronson, Gavin R. Baiera, Michael R. Feeney, Richard J. Grissinger, Heather D. Lamberton and Bill Neuenfeldt, who bring substantial experience across many sectors and also serve on the Investment Committee of certain other funds managed or sponsored by Centerbridge. The Investment Committee is responsible for making all investment and disposition decisions subject to the supervision of the Board, a majority of which is made up of Independent Trustees. Each member of the Investment Committee is an employee of Centerbridge or one of its affiliates. The members of the Investment Committee are jointly and primarily responsible for the day-to-day management of the Company’s portfolio, insofar as they make investment decisions on behalf of the Company and do so in a consensus-driven manner.

The Company believes that the Investment Team’s and Investment Committee’s extensive network of contacts, which includes financial sponsors, debt investors, banks and specialty lenders, as well as the Advisor’s targeted outbound search model and its reputation and record as a leader in investing in the private credit, private equity and real estate disciplines, coupled with the Wells Fargo Sourcing Arrangement, will provide the Company with a significant competitive advantage in sourcing, diligencing and underwriting attractive investment opportunities. Centerbridge has existing experience and infrastructure for sourcing, monitoring and workout/restructuring support that may be utilized by the Company as needed in managing the Company’s investments.

The Administrator

Centerbridge Services Group, LLC, a wholly-owned subsidiary of Centerbridge, serves as the administrator of the Company (in such capacity, the “Administrator”). Subject to the supervision of the Board, a majority of which is made up of Independent Trustees, the Administrator provides the administrative services necessary for the Company to operate, including the provision or supervision of administrative and compliance services, and the Company utilizes the Administrator’s office facilities, equipment and recordkeeping services. The Company reimburses the Administrator for all reasonable costs and expenses and the Company’s allocable portion of compensation of the Administrator’s personnel and the Administrator’s overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in providing these services, facilities and personnel and performing its administrative obligations, as provided by the administration agreement by and between the Company and the Administrator (the “Administration Agreement”). In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and the Company will reimburse the expenses of these parties incurred directly and/or paid by the Administrator on the Company’s behalf.

Background of the Advisor: History of Centerbridge

Centerbridge is a private investment management firm employing a flexible approach across investment disciplines – from private credit and related strategies to private equity and real estate – in an effort to develop the most attractive opportunities for its investors. Jeffrey H. Aronson (the “Managing Principal”) and Mark T. Gallogly founded Centerbridge in 2005 and commenced business in early 2006.3 Centerbridge has an extensive history investing in the middle market with approximately $41 billion of capital under management as of December 31, 2024, including $19 billion across private credit strategies,4 and offices in New York and London.5 As of December 31, 2024, the Centerbridge team comprised approximately 293 individuals, including 116 investment professionals.6

Centerbridge’s senior investment leaders have invested in alternative credit strategies through multiple credit cycles with a combined average experience of approximately 30 years. Any funds or investment vehicles managed by Centerbridge are referred to herein as the “Centerbridge Funds.”

Market Opportunity and Competitive Advantages

The Company believes that it presents an attractive investment opportunity for several reasons:

Differentiated Market Opportunity. The Company focuses on lending to the non-sponsor segment of the middle market, augmented with select sponsor opportunities. The Company believes that focusing the Company’s investment strategy on the non-sponsor opportunity set will be differentiated as the Company will leverage Wells Fargo and Centerbridge relationships to source lending opportunities.

Proactive Sourcing and Relationship-Driven Deal Flow. The Advisor takes a multipronged approach to proactively source and screen investment opportunities for the Company, with a focus on middle market non-sponsor corporate loans. The Advisor pursues investment opportunities meeting the Company’s investment criteria sourced through the Wells Fargo Sourcing Arrangement and directly by the Advisor. Wells Fargo has agreed to identify investment opportunities for the Advisor in middle market corporate loans that meet Overland’s designated investment criteria pursuant to the terms of the Wells Fargo Sourcing Arrangement. In addition, Centerbridge sources opportunities for the Advisor through its industry relationships, which could fit attractively within the Company’s credit criteria.

Barriers to Entry. Penetration of the non-sponsor middle market segment by non-bank direct lenders has historically been limited given the significant investment required to support origination among this large customer base and the episodic nature of the financing opportunities therein. Traditional direct lenders cannot support the regional origination team required to effectively and efficiently cover the thousands of middle market corporates which are founder- and family-owned. Instead, the Company believes that traditional direct lenders have focused primarily on sponsor-owned middle market companies whereby modest origination teams organize client coverage by the sponsor-owner rather than the issuing company. The Company believes that it will be uniquely situated to fill this gap and provide

3 Mr. Gallogly retired from Centerbridge effective December 7, 2020, and upon his retirement, Mr. Aronson became the sole Managing Principal.

4 Please refer to footnote 1.

5 Centerbridge also has a support office in Luxembourg and satellite offices in Miami, Los Angeles and Chicago.

6 Please refer to footnote 2.

private credit solutions, in part as a result of the Wells Fargo Sourcing Arrangement. By focusing on non-sponsor opportunities, the Company believes that it will be lending in less competitive situations than traditional direct lenders.

Disciplined Underwriting Process. The Advisor seeks investment opportunities that it believes are attractive using a rigorous “top-down” and “bottom-up” process. The Advisor regularly evaluates and selects sectors on which to focus based on an investment thesis (top-down approach) and designate a team of investment professionals to identify leading companies and managers in these sectors (bottom-up approach). The Company expects to benefit from the Investment Team’s disciplined underwriting standards refined by years of private lending and restructuring experience. The Investment Team has successfully leveraged the experience of its members to continuously improve its decision-making process.

Ability to Leverage Centerbridge’s Highly Experienced Investment Team. The Advisor utilizes Centerbridge’s significant resources and investment acumen throughout the life cycle of each investment. Centerbridge has a long, successful record of making investments and managing businesses. The Investment Team will be responsible for making all investment and disposition decisions. As of December 31, 2024, the Investment Team comprises approximately 116 investment professionals,7 operating partners and Senior Advisors who bring to Centerbridge considerable experience within Centerbridge and/or from other leading private credit, private equity, investment banking, financial services, corporate law, and accounting firms.

Highly Experienced Investment Committee. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments. This senior management team is supported by a team of investment professionals, operating partners and Senior Advisors who bring to Centerbridge considerable experience with Centerbridge and/or from other leading private investment management, investment banking, financial services, corporate law and accounting firms.

Overland Underwriting & Investment Committee

The Advisor will leverage Centerbridge’s existing credit processes to underwrite investments for the Company. As of December 31, 2024, Centerbridge had approximately 116 investment professionals7 who operate with a sector focus, of which approximately one-third focus on credit underwriting. Opportunities emerging from the Overland pipeline process or otherwise identified directly by the Advisor will be assigned to Centerbridge’s Sector & Pipeline Leads, who are leaders within Centerbridge’s credit platform who have deep sector-level experience and underwriting responsibility. Centerbridge’s Sector & Pipeline Leads provide underwriting leadership prior to formal Investment Committee evaluation, working with teams of credit underwriters to diligence, structure and negotiate opportunities.

The Advisor’s investment decisions are ultimately made by the Advisor’s Investment Committee as further described above. The Advisor is a controlled affiliate of Centerbridge, and has an interdisciplinary Investment Committee that comprises senior investment professionals from across Centerbridge, including leaders from Centerbridge’s capital solutions, liquid credit and capital markets platforms. The Company benefits from the extensive and varied experience of the Investment Committee members, which includes primary and secondary leveraged credit, private equity and distressed debt.

The Private Offering

The Company’s initial private offering of shares of beneficial ownership, $0.001 par value per share (“Common Shares”) was conducted in accordance with Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). Any investors in the initial private offering were required to be “accredited investors” as defined in Regulation D.

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

Each investor in the Private Offering is required to make a capital commitment (a “Capital Commitment”) to purchase Common Shares, pursuant to a Subscription Agreement. During the Commitment Period (defined below), investors in the Private Offering are required to fund drawdowns to purchase Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. All purchases will generally be made pro rata, in accordance

7 Please refer to footnote 2.

with an investor’s Capital Commitment, at a per-share price as determined with respect to each issuance by the Board (or any authorized committee thereof) or the Advisor, as the Board’s designee, as of the end of the most recent calendar quarter, or such other date determined by the Board, prior to the date of the applicable drawdown notice. The per-share price for each issuance shall be at least equal to the net asset value per share, as calculated within no more than 48 hours of share issuance, in accordance with the limitations under Section 23 of the 1940 Act. The Board or the Advisor, as the Board’s designee, may set the per-share price above the net asset value per share based on a variety of factors, including, without limitation, the total amount of the Company’s organizational and other expenses. The Commitment Period will continue until the five-year anniversary of the date on which holders of the Common Shares are required to fund their initial drawdown (the “Commencement Date”). The Commencement Date occurred on May 7, 2024. In addition, the timing and structure of draws of new investor Capital Commitments may be modified at such time.

The Company is authorized to issue an unlimited number of Common Shares. As of December 31, 2024, the Company had issued 17,122,713 shares and all are outstanding. Also, as of December 31, 2024, the Company had executed subscription agreements for approximately $2.1 billion of Capital Commitments (of which approximately $1.6 billion remained unfunded as of December 31, 2024).

Shareholder Liquidity

Within five years of the Commencement Date, the Company will consider, but shall not be obligated to consummate, a “Liquidity Event,” which may include (i) consummating an Exchange Listing, (ii) commencing a general or limited tender offer program in which each holder of the Company’s Common Shares (a “Shareholder”) is given the opportunity to tender Common Shares at a per Common Share price based on the Company’s net asset value or other applicable measurement and/or (iii) winding down the Company. By the end of the seventh year following the Commencement Date, the Company intends to undertake the implementation of a Liquidity Event.

Investment Process

Overview of Sourcing and Origination Platform

The Company originates investments sourced to it through the Wells Fargo Sourcing Arrangement, which is described below, and directly through the Advisor. The Advisor believes that the Wells Fargo Sourcing Arrangement provides a competitive advantage to the Advisor and access for the Company to potential investment opportunities originating from Wells Fargo’s middle market corporate clients.

In addition, the Advisor leverages Centerbridge’s extensive experience and network to source opportunities through its industry relationships, which may fit attractively within the Company’s credit criteria.

Overview of the Wells Fargo Sourcing Arrangement

The Advisor has entered into a sourcing arrangement with Wells Fargo. Wells Fargo is a leading middle market banking provider in the United States and provides a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance. Wells Fargo has agreed to refer investment opportunities in middle market corporate loans to the Advisor that meet Overland’s designated investment criteria in accordance with the terms of the Wells Fargo Sourcing Arrangement. An investment opportunity referred to the Advisor by Wells Fargo that the Advisor has determined (in its sole discretion) to be suitable for the Company shall be allocated to the Company to the fullest extent the Advisor determines to be reasonably appropriate and then to other investors in accordance with the Advisor’s allocation policies and procedures.

Overland Documentation & Monitoring

The Advisor is responsible for documentation and monitoring with respect to the Company’s investments. On behalf of the Company, the Advisor’s underwriting team actively monitors the activities and the financial condition of each portfolio company and offer to provide significant managerial assistance in accordance with the obligations of a BDC. See “Item 1. Managerial Assistance to Portfolio Companies.” A hands-on monitoring approach that includes active dialogue with the borrower is designed to allow the Advisor’s underwriting team to proactively identify and address prospective new investment opportunities as well as any underperforming credits in the life of their investment. To the extent warranted, the Advisor utilizes Centerbridge’s existing workout capabilities.

As part of the monitoring process, our Advisor as our Valuation Designee appointed in accordance with Rule 2a-5 under the 1940 Act, has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings.” Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage. Pursuant to these risk policies, an Internal Risk Rating of 1 - 5, which is defined below, is assigned to each debt investment in our portfolio.

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

The following table shows the investment ratings of the investments in our portfolio (excluding the Company’s investment in U.S Treasury Bills):

($ in thousands)	December 31, 2024
Credit Rating	Fair value	% of Portfolio
1	$—	$—%
2	812,520	100
3	—	—
4	—	—
5	—	—
Total Fair Value	$812,520	100%

Investment Advisory Agreement

The Company is externally managed by the Advisor pursuant to the Investment Advisory Agreement. Pursuant to the Investment Advisory Agreement, the Advisor is responsible for the overall management and affairs of the Company, and has full discretion to invest the assets of the Company in a manner consistent with the Company’s investment objectives. The Advisor is a controlled affiliate of Centerbridge, and an investment adviser registered with the SEC under the Advisers Act.

Under the Investment Advisory Agreement, the Company pays the Advisor (i) a Management Fee (as defined below) and (ii) an Incentive Fee (as defined below) as compensation for the investment advisory and management services it provides to the Company thereunder. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Base Management Fee

The Company pays the Advisor a quarterly asset-based fee (the “Management Fee”) for management services in an amount equal to an annual rate of 1.25% of the average of the value of the Company’s net assets (excluding cash and cash equivalents) as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter, payable quarterly in arrears. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be. No management fee will be charged on committed but undrawn Capital Commitments (as defined below).

Incentive Fee

The Company pays the Advisor an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts.

The first part (the “Investment Income Incentive Fee”) is calculated and payable on a quarterly basis, in arrears, and equals 15% of “pre-Incentive Fee net investment income” (as defined below) for the applicable calendar quarter, subject to a quarterly preferred return of 1.625% (i.e., 6.5% annualized) (the “Hurdle Rate”) measured on a quarterly basis with a “catch-up” feature. The Investment Income Incentive Fee is also payable upon termination of the Investment Advisory Agreement. The Investment Income Incentive Fee for any partial quarter is appropriately prorated and adjusted for any share issuances or repurchases during the relevant calendar months or quarters, as the case may be.

For purposes of calculating the Investment Income Incentive Fee, “pre-Incentive Fee net investment income” means interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the base Management Fee, expenses payable to the Administrator under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred shares, but excluding (x) the Incentive Fee and (y) any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Advisor is not obligated to return to the Company the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash.

The Company pays to the Advisor the Investment Income Incentive Fee quarterly in arrears with respect to its pre-Incentive Fee net investment income in each calendar quarter as follows:

•
no Investment Income Incentive Fee in any calendar quarter in which the Company’s pre-Incentive Fee net investment income does not exceed the Hurdle Rate;
•
100% of pre-Incentive Fee net investment income with respect to that portion of such pre-Incentive Fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.91% in any calendar quarter (7.64% annualized). This portion of the pre-Incentive Fee net investment income (which exceeds the Hurdle Rate but is less than 1.91%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Advisor with approximately 15% of the Company’s pre-Incentive Fee net investment income as if a Hurdle Rate did not apply if pre-Incentive Fee net investment income exceeds 1.91% in any calendar quarter; and
•
15% of the pre-Incentive Fee net investment income, if any, that exceeds 1.91% in any calendar quarter (7.64% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 15% of all pre-Incentive Fee net investment income is paid to the Advisor.

A graphical depiction of the Investment Income Incentive Fee is below:

Pre-Incentive Fee Net Investment Income (expressed as a percentage of the value of net assets per quarter)

A rise in the general level of interest rates can be expected to lead to a change in the interest rate the Company receives on many of its debt investments. Accordingly, an increase in the general level of interest rates could make it easier for the Company to meet or exceed the quarterly performance threshold and may result in a substantial increase in the amount of Investment Income Incentive Fee payable to the Advisor. Because of the structure of the Investment Income Incentive Fee, it is possible that the Company may pay an Investment Income Incentive Fee in a calendar quarter in which the Company incurs a net loss. For example, if the Company earns pre-Incentive Fee net investment income in excess of the quarterly preferred return, the Company will pay the applicable Investment Income Incentive Fee even the Company has incurred a loss in that calendar quarter due to realized and unrealized capital losses.

The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will be determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 15% of realized capital gains, if any, determined on a cumulative basis from inception through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.

The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Advisor if the Company were to sell the relevant investment and realize a capital gain. For the purpose of computing the Capital Gains Incentive Fees, the calculation methodology will look through derivative financial instruments or swaps as if the Company owned the reference assets directly.

Numerical examples of the application of the Incentive Fee are set forth below.

Examples of Quarterly Incentive Fee Calculation Example 1: Income Related Portion of Incentive Fee(*):

Income Related Portion of Incentive Fee(*):

Alternative 1

Assumptions

•
Investment income (including interest, dividends, fees, etc.) = 1.25%
•
Hurdle Rate(1) = 1.625%
•
Management Fee(2) = 0.3125%
•
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.175%
•
Pre-Incentive Fee net investment income (investment income - (Management Fee + other expenses)) = 0.7625%

Pre-Incentive Fee net investment income does not exceed the Hurdle Rate, therefore there is no Incentive Fee.

Alternative 2

Assumptions

•
Investment income (including interest, dividends, fees, etc.) = 2.3%
•
Hurdle Rate(1) = 1.625%
•
Management Fee(2) = 0.3125%
•
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.175%
•
Pre-Incentive Fee net investment income (investment income - (Management Fee + other expenses)) = 1.8125% which exceeds the Hurdle Rate.

Incentive fee = 15% × pre-Incentive Fee net investment income, subject to the “catch-up”(4)

= 100% × (1.8125% - 1.625%)

= 0.1875%

Alternative 3

Assumptions

•
Investment income (including interest, dividends, fees, etc.) = 3.5%
•
Hurdle Rate(1) = 1.625%
•
Management Fee(2) = 0.3125%
•
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.175%
•
Pre-Incentive Fee net investment income (investment income - (Management Fee + other expenses)) = 3.0125%

Incentive fee = 15% × pre-Incentive Fee net investment income, subject to “catch-up”(4)

= 100% × “catch-up” + (15% × (pre-incentive fee net investment income - 1.91%))

"catch-up" = 1.91% - 1.625% = 0.285%

= (100% × 0.285%) + (15% × (3.0125% - 1.91%))

= 0.285% + (15% × 1.1025%)

= 0.285% + 0.1654%

= 0.4504%

(*) The hypothetical amount of pre-Incentive Fee net investment income shown is based on a percentage of total net assets.

(1)
Represents 6.5% annualized Hurdle Rate.
(2)
Represents 1.25% annualized Management Fee.
(3)
Excludes organizational and offering expenses.
(4)
The “catch-up” provision is intended to provide the Advisor with an incentive fee of 15% on all of the pre-Incentive Fee net investment income as if the Hurdle Rate did not apply when the net investment income exceeds 1.91% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1

Assumptions

•
Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
•
Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $30 million
•
Year 3: FMV of Investment B determined to be $25 million
•
Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee, if any, would be:

•
Year 1: None
•
Year 2: $4.5 million capital gains incentive fee

$30 million realized capital gains on sale of Investment A multiplied by 15%

•
Year 3: None

$3.75 million cumulative Capital Gains Incentive Fee (15% multiplied by $25 million ($30 million cumulative realized capital gains less $5 million cumulative capital depreciation)) less $4.5 million (previous Capital Gains Incentive Fee paid in Year 2)

•
Year 4: $0.15 million Capital Gains Incentive Fee

$4.65 million cumulative Capital Gains Incentive Fee ($31 million cumulative realized capital gains multiplied by 15%) less $4.5 million (previous Capital Gains Incentive Fee paid in Year 2)

Alternative 2

Assumptions

•
Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•
Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
•
Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
•
Year 4: FMV of Investment B determined to be $35 million
•
Year 5: Investment B sold for $20 million

The capital gains portion of the Incentive Fee, if any, would be:

•
Year 1: None
•
Year 2: $3.75 million Capital Gains Incentive Fee

15% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B)

•
Year 3: $1.05 million Capital Gains Incentive Fee

$4.8 million cumulative fee (15% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $3.75 million (previous capital gains fee paid in Year 2)

•
Year 4: $0.45 million Capital Gains Incentive Fee, calculated as follows:

$5.25 million cumulative fee (15% multiplied by $35 million cumulative realized capital gains) less $4.8 million (previous cumulative capital gains fees paid in Year 2 and Year 3)

•
Year 5: None

$3.75 million cumulative fee (15% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $5.25 million (previous cumulative Capital Gains Incentive Fee paid in Year 2, 3 and Year 4)

Expenses

The Company bears expenses relating to the organization of the Company and the Private Offering and any subsequent offering of Common Shares. Organizational expenses include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its subsidiaries, its and their related documents of organization and the Company’s election to be regulated as a BDC. Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of the Company’s registration statement on Form 10 (the “Form 10”), as well as the preparation of a registration statement in connection with any subsequent offering of Common Shares, as well as the expenses of Centerbridge and a subsidiary of Wells Fargo in negotiating and documenting other arrangements with the initial investors of the Company.

The Company reimburses the Administrator, a wholly-owned subsidiary of Centerbridge, for its costs and expenses, which include an allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including but not limited to rent, the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the costs of its Chief Financial Officer, Chief Compliance Officer, any of their respective staff who provide services to the Company, tax, accounting, investor relations and investor services, technology, legal and operations staff who provide services, including but not limited to transaction-related services to the Company, and internal audit staff, to the extent internal audit performs a role in the Company’s internal control assessment. The reimbursement shall be an amount equal to the Administrator’s actual cost; and provided, further, that such costs are reasonably allocated to the Company on the basis of assets, revenues, estimates, time records or other method conforming with generally accepted accounting principles. Any sub-administrator will separately be compensated for performing sub-administrative services under the sub-administration agreement and the cost of such compensation, and any other costs or expenses under such agreement, will be in addition to the cost of any other services borne by the Company under the Administration Agreement.

The Company’s primary operating expenses include the payment of fees to the Advisor under the Investment Advisory Agreement, the Company’s allocable portion of overhead expenses under the Administration Agreement, and all other costs and expenses relating to the Company’s operations and transactions, including: operational and organizational costs; the cost of calculating the Company’s net asset value, including the cost and expenses of third-party valuation services; fees and expenses payable to third parties relating to evaluating, making and disposing of investments, including the Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments, monitoring investments and, if necessary, enforcing the Company’s rights; the expenses of Centerbridge and Wells Fargo in negotiating and documenting the Wells Fargo Sourcing Arrangement; the fees and expenses relating to the development, licensing, implementation, installation, servicing and maintenance of, and consulting with respect to computer software, technology and information technology systems used in connection with the management of the Company’s investments including, without limitation, costs and expenses of technology service providers and related software, hardware and subscription-based services utilized in connection with the Company’s investment and operational activities, including but not limited to, the origination and monitoring of investments; expenses related to the maintenance of registered offices and corporate licensing; corporate licensing and other professional fees (including, without limitation, expenses of consultants (including, but not limited to, consulting fees for, and other amounts payable to, senior or special advisors, certain other advisors, operating partners and other similar professionals incurred by a client for the benefit of such client or such client’s investments or portfolio companies) and other experts); bank service fees; withholding and transfer fees; loan administration costs; costs incurred in connection with trademarks or other intellectual property; interest payable on debt and other borrowing costs, if any, incurred to finance the Company’s investments; costs of effecting sales and repurchases of the Company’s Common Shares and other securities; the management fee and any incentive fee payable under the Investment Advisory Agreement; distributions on the Company’s Common Shares; transfer agent and custody fees and expenses; the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it; other expenses incurred by the Administrator, brokerage fees and commissions; sourcing or finder’s fees; costs and expenses of distributing and placing interests in the Common Shares; federal, state and foreign registration fees (which can arise, for example, if a local jurisdiction requires a license or other registration to do business); U.S. federal, state and local taxes; independent trustees’ fees and expenses; costs associated with the Company’s reporting, legal, regulatory and compliance obligations, including, without limitation, under the 1940 Act and applicable U.S. federal, state, local, or other laws and regulations; costs of any reports, proxy statements or other notices or communications to Shareholders, including, without limitation, printing costs, costs of technology licensing and maintenance of the website for the benefit of Shareholders and any Shareholder portal (including any database or other forum hosted on a website designated by the Company) or due diligence platform; costs and expenses in connection with monitoring (including with respect to sustainable value creation, cyber security, anti-corruption and similar functions), complying with and performing any provisions in agreement with investors; anti-money laundering and sanctions monitoring expenses; costs of holding Shareholder meetings and meetings of the Board, including, without limitation, legal, travel, lodging and meal expenses; board fees of the Company’s board of trustees; the Company’s fidelity bond; trustees and officers’ errors and omissions and other liability insurance, and any other insurance expenses; costs associated with obtaining an order for SEC co-investment exemptive relief; litigation, indemnification and other non-recurring or extraordinary expenses (whether actual, pending or threatened) or any costs arising therefrom, and any judgments, fines, remediations or settlements paid in connection therewith; fees, costs and expenses related to any governmental inquiry, investigation or proceeding directly or indirectly involving or otherwise applicable to the Company, Advisor or any of their respective affiliates in connection with the activities of the Company or any investment; direct and indirect costs and expenses of administration and operation, including printing, mailing, reporting, publishing, long distance telephone, staff, accounting, audit, compliance, tax and legal costs; accounting, audit and tax advice and preparation expenses (including preparation costs of financial statements, tax returns and reports to investors); fees and expenses associated with marketing efforts (including, but not limited to, reasonable out-of-pocket expenses incurred by the Advisor and its affiliates in attending meetings with Shareholders and/or prospective Shareholders); dues, fees and charges of any trade association of which the Company is a member; the costs of any private or public offerings of the Common Shares and other securities, including registration and listing fees, if any, and any other filing and registration fees; other expenses related to the purchase, monitoring, syndication of co-investments, sale, settlement, custody or transmittal of the Company’s assets (directly or through financing alternative investment subsidiaries and/or trading subsidiaries which the Company may from time to time establish); windup and liquidation expenses; and all other expenses reasonably incurred by the Company or the Administrator in connection with administering the Company’s business (including payments made to third-party providers of goods or services) and not required to be borne by the Advisor or another service provider pursuant to any agreement with the Company.

The Company benefits from certain “mixed-use” services, products and resources that are utilized by Centerbridge to provide investment advisory and administrative services to other clients or for proprietary purposes, including but not limited to research and information services, information technology services and software platforms, and third-party service providers. To the extent that the cost of such services may be borne in part by the Company as an operating expense, the Administrator may use various methodologies to determine the Company’s allocable portion of the total cost of such service, product or resource, including but not limited to allocating between the Company and other clients pro rata based on the number of clients receiving such services, proportionately in accordance with asset size, or on such other basis that the Administrator determines to be fair and equitable under the circumstances.

The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing the Company with other administrative services. In addition, the Company reimburses the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of certain of the Company’s officers, including the Company’s Chief Financial Officer, Chief Compliance Officer and any administrative support staff.

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Advisor, under which the Advisor has contractually agreed to pay certain operating expenses of the Company on the Company’s behalf, such that these expenses do not exceed 0.375% (1.50% on an annualized basis) of the Company’s applicable quarter-end net asset value, subject to the limitations set forth therein.

Distribution Reinvestment Plan

The Company has adopted an “opt out” distribution reinvestment plan (“DRIP”), under which a Shareholder’s cash distributions (net of withholding tax, if any) would automatically be reinvested under the DRIP in additional whole and fractional shares, unless the Shareholder “opts out” of the DRIP, thereby electing to receive cash distributions. Any election made by the Shareholder shall remain in effect until the Shareholder notifies Equiniti Trust Company, LLC, as plan administrator, in writing of any change to the Shareholder’s election. The notice shall be effective (i) immediately if such notice is given to the plan administrator not less than 10 calendar days prior to the record date fixed by the Board for the next cash distribution; or (ii) with respect to any subsequent cash distribution if such notice is given less than 10 calendar days prior to the record date fixed by the Board for the next cash distribution.

Prior to an Exchange Listing, if any Exchange Listing occurs, the Company will use newly issued Common Shares to implement the DRIP that will be issued at a price per share equal to the most recent net asset value per share determined by the Advisor as the Company's valuation designee in accordance with Rule 2a-5 under the 1940 Act. A Shareholder is free to terminate participation in the DRIP at any time by submitting written instructions to be received by the plan administrator no less than ten calendar days prior to the record date for the next distribution, which record date will be disclosed to Shareholders by the Company under cover of a Current Report on Form 8-K or other Exchange Act report filed with the SEC; otherwise, such termination will be effective only for subsequent distributions. Those Shareholders who participate in the DRIP and hold Common Shares through a broker or other financial intermediary may opt out of the Plan and receive distributions in cash by notifying their broker or other financial intermediary of their election and investors that participate in the DRIP in a brokerage account may not be able to transfer the shares to another broker and continue to participate in the DRIP.

There are no upfront selling commissions or placement agent fees and any expenses of administering the DRIP will be borne by the Company. There is no cash purchase plan option and no minimum or maximum investment is required. The Company may terminate the DRIP with no less than 15 calendar days’ notice prior to any record date to Shareholders. The reinvestment of dividends and distributions pursuant to the DRIP will increase the Company’s assets on which the base Management Fee is payable to the Advisor. Shareholders should contact the plan administrator for further information regarding the DRIP.

After an Exchange Listing, if any Exchange Listing occurs, the number of Common Shares to be issued to a Shareholder pursuant to the DRIP is expected to be determined by dividing the total dollar amount of the distribution payable to such Shareholder (reduced by withholding tax, if applicable) by the market price per Common Share at the close of regular trading on the national securities exchange on which the Common Shares are traded on the date of such distribution. However, in the event the market price per share on the date of such distribution exceeds the most recently computed net asset value per share, the Company would expect to issue Common Shares at the greater of (x) the most recently computed net asset value per share or (y) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeds the most recently computed net asset value per share). The market price per share on that date would be the closing price for the Common Shares on the national securities exchange on which the Common Shares are traded or, if no sale is reported for such day, at the average of their reported bid and asked prices.

Shareholders who have cash distributions reinvested in Common Shares generally will be subject to the same U.S. federal, state and local tax consequences on the distributions as Shareholders who elect not to reinvest distributions. Participation in the DRIP will not in any way reduce the amount of a Shareholder’s then remaining unfunded Capital Commitment, if any.

Valuation Procedures

The Company has developed a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring (quarterly) basis in accordance with the 1940 Act and FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. ASC Topic 820 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and required disclosures of fair value measurements. The Company’s current valuation policy and procedures were established by the Advisor and were approved by the Board.

On December 14, 2023, the Board appointed the Advisor as the Company’s valuation designee (the “Valuation Designee”) in accordance with Rule 2a-5 under the 1940 Act.

As the valuation designee, the Advisor determines fair values of the Company’s investments pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process. Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics and other factors. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant, individually or in the aggregate, to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Advisor. The Advisor considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Advisor’s perceived risk of that instrument.

Under ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between a willing buyer and a willing seller at the measurement date. For the Company’s portfolio securities, fair value is generally the amount that the Valuation Designee might reasonably expect to receive upon the current sale of the security. The fair value measurement assumes that the sale occurs in the principal market for the security, or in the absence of a principal market, in the most advantageous market for the security. If no market for the security exists or if the Company does not have access to the principal market, the security should be valued based on the sale occurring in a hypothetical market.

ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

Level 1: Quoted prices (unadjusted) are available in active markets for identical investments that the Company has the ability to access as of the reporting date. The type of investments that would generally be included in Level 1 include listed equity securities and listed derivatives. The Company, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level 2: Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies. The types of investments which would be included in this category include publicly traded securities with restrictions on disposition.

Level 3: Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation by the Advisor. The types of investments that would generally be included in this category include unlisted debt and equity securities issued by private entities.

A financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized as Level 3 investments may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Transfers between levels, if any, will be recognized at the beginning of the quarter in which the transfer occurred.

The Company’s investment portfolio will include certain debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Valuation Designee determines the fair value of the Company’s investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, the Valuation Designee assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) the Valuation Designee’s understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.

There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of the Company’s Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Investment Valuation Process

The Board has designated the Advisor as the Company’s Valuation Designee in accordance with Rule 2a-5 under the 1940 Act. Valuations of investments will be approved by the Advisor at the end of each calendar quarter. In instances where there is no readily available market value, the Company’s investments will be valued at fair value with the input of the Advisor’s valuation committee and an external, independent valuation firm that is retained by the Company to review the Company’s investments, which review will occur in accordance with the Company’s valuation policy. Investments for which market quotations are readily available may be priced by independent pricing services.

The Company’s investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by the Advisor and, as a result, there is and will be uncertainty as to the value of the Company’s portfolio investments. Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by the Valuation Designee in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Company intends to hold and make. The Company’s investments may not be publicly traded or actively traded on a secondary market but, instead, could be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments will be valued quarterly at fair value as determined in good faith by the Valuation Designee in accordance with valuation policy and procedures approved by the Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Company could recognize in any reporting period, is to a degree subjective, and the Advisor has a conflict of interest in making determinations of fair value. The Company’s investments are valued at fair value with the input of the Advisor’s valuation committee and an external, independent valuation firm that is retained by the Company to review the Company’s investments, which review will occur in accordance with the Company’s valuation policy. It is expected to be necessary in certain circumstances to rely on models and/or make assumptions regarding various facts and circumstances that cannot be predicted or verified with certainty, particularly when valuing less liquid and hard-to-value investments. Methodologies used to value any investment will involve subjective judgments and projections and the resulting valuations may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. The types of factors that may be considered in determining the fair values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Company’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Company ultimately realizes upon the disposal of such investments.

Investments

The Company makes investments in syndicated loans and other liquid credit opportunities, including in publicly traded debt instruments and other instruments that are not directly originated. The Company invests without limit in originated or syndicated debt. The Company targets the following investment assets: (i) middle market corporate non-sponsor and sponsor owned companies; (ii) asset-based lending; and (iii) bespoke solutions. Set forth below are investments at fair value and amortized cost consisted of the below as of the following period:

	December 31, 2024
($ in thousands)	Amortized Cost	Fair Value
First lien senior secured debt investments	$763,201	$763,520
Second lien senior secured debt investments	49,004	49,000
U.S. treasury bills	135,140	135,117
Total Investments	$947,345	$947,637

The industry composition of investments based on fair value consisted of the below as of the following period (excluding the Company’s investment in U.S Treasury Bills):

December 31, 2024
Health Care Providers & Services	33.3%
Hotels, Restaurants & Leisure	15.0
Commercial Services & Supplies	9.3
Software	7.7
Consumer Finance	6.0
Health Care Technology	3.0
Specialty Retail	2.8
Building Products	2.1
Automobile Components	1.8
Professional Services	1.7
Oil, Gas & Consumable Fuels	1.6
Diversified Consumer Services	1.6
Electrical Equipment	1.2
Construction Materials	1.2
Construction & Engineering	1.1
Communications Equipment	1.0
Distributors	1.0
Household Products	1.0
Household Durables	1.0
Chemicals	0.9
Machinery	0.9
Electrical Utilities	0.9
Diversified Financial Services	0.8
Transportation Infrastructure	0.7
Textiles, Apparel & Luxury Goods	0.7
Health Care Equipment & Supplies	0.6
Semiconductors & Semiconductor Equipment	0.5
IT Services	0.4
Pharmaceuticals	0.2
Total	100%

The geographic composition of investments at cost and on fair value consisted of the below as of the following period (excluding the Company’s investment in U.S Treasury Bills):

December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$812,205	$812,520	100%	189%
Total	$812,205	$812,520	100%	189%

Transactions with Affiliates

The Company entered into an agreement with a remote affiliate to assign the rights and obligations of 25% of Triwest Healthcare Alliance Corp’s $50 million senior secured term loan and $50 million senior secured delayed draw term loan. The funded portion of such loans amounted to an aggregate price of $12.3 million.

On August 20, 2024, the SEC granted an exemptive order (the “Order”) to the Company permitting the Company to participate in certain co-investment transactions alongside other funds/vehicles managed by the Advisor or its affiliates (or alongside the Advisor or its affiliates in a principal capacity) that would otherwise be prohibited under the 1940 Act, subject to certain terms and conditions. Any such investments will be in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other affiliates.

Regulation as a Business Development Company

A BDC is regulated under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by Shareholders and from other sources to make long-term, private investments in businesses. A publicly-traded BDC provides Shareholders the ability to retain the liquidity of a publicly-traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. The Company does not currently intend to list its Common Shares on a stock exchange and it will not be publicly traded. The Company will only complete an Exchange Listing if and when the Board believes market conditions are appropriate. There can be no guarantee that an Exchange Listing will take place and investors should not rely on an Exchange Listing for liquidity.

The Company has elected to be treated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the trustees be persons other than “interested persons,” as that term is defined in the 1940 Act.

In addition, the 1940 Act provides that the Company may not change the nature of the Company’s business so as to cease to be, or withdraw the Company’s election as a BDC unless authorized by vote of a majority of the Company’s outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of the company’s voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy; or (ii) more than 50% of the outstanding voting securities of such company. The Company does not anticipate any substantial change in the nature of the Company’s business.

A majority of the Company’s Board must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, the Company is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, the Company is prohibited from protecting any trustee or officer against any liability to the Company or Shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, the Company is generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of the Company’s total assets (less all liabilities and indebtedness not represented by senior securities) to the Company’s outstanding senior securities, of at least 150% after each issuance of senior securities. The Company may also be prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the Company’s trustees who are not interested persons and, in some cases, prior approval by the SEC. As a BDC, the Company is generally limited in its ability to invest in any portfolio company in which the Advisor or any of its affiliates currently has an investment or to make any co-investments with the Advisor or its affiliates without an exemptive order from the SEC, subject to certain exceptions. The Company has received an exemptive order from the SEC that permits the Company to co-invest with certain other persons, including certain affiliates of the Advisor or certain funds managed and controlled by the Advisor or its affiliates, subject to certain terms and conditions.

The Company does not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, the Company generally cannot (i) acquire more than 3% of the total outstanding voting shares of any investment company, (ii) invest more than 5% of the value of the Company’s total assets in the securities of one investment company, or (iii) invest more than 10% of the value of the Company’s total assets in the securities of investment companies in the aggregate. The portion of the Company’s portfolio invested in securities issued by investment companies ordinarily will subject Shareholders to additional expenses. The Company’s investment portfolio is also subject to diversification requirements by virtue of the Company’s intention to be a RIC for U.S. tax purposes.

None of the Company’s policies described above are fundamental and each such policy may be changed without Shareholder approval, subject to any limitations imposed by the 1940 Act.

The Company is generally not able to issue and sell the Common Shares at a price below net asset value per share. The Company may, however, sell Common Shares, or warrants, options or rights to acquire Common Shares, at a price below the then-current net asset value of the Common Shares if the Company’s Board determines that such sale is in the Company’s best interests and the best interests of Shareholders, and Shareholders approve such sale. In addition, the Company may generally issue new shares of its Common Shares at a price below net asset value in rights offerings to existing Shareholders, in payment of distributions and in certain other limited circumstances.

Private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act are also subject to certain of the limits under the 1940 Act noted above. Specifically, such private funds generally may not acquire directly or through a controlled entity more than 3% of the Company’s total outstanding voting Common Shares (measured at the time of the acquisition). As a result, such private funds would be required to hold a smaller position in the Company’s Common Shares than if they were not subject to this restriction.

Qualifying Assets

The Company may invest up to 30% of the Company’s portfolio opportunistically in non-eligible portfolio company investments, which will be driven primarily through opportunities sourced through the Advisor. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to the Company’s proposed business are the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding thirteen months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.
is organized under the laws of, and has its principal place of business in, the United States;
b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.
satisfies any of the following:
i.
does not have any class of securities that is traded on a national securities exchange;
ii.
has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.
is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a trustee of the eligible portfolio company; or
iv.
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)
Securities of any eligible portfolio company which the Company controls.
(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.
(5)
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of rights relating to such securities.
(6)
Cash, cash equivalents, U.S. government securities or debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) of the “Qualifying Assets” section above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees or officers, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

The Company generally expects to call capital for investment purposes only at the time the Company identifies an investment opportunity. Notwithstanding the foregoing, the Company expects to deploy all proceeds from each capital call for investment purposes within two years of calling such capital. Until such time as the Company invests the proceeds of such capital calls in portfolio companies and while new investments are pending, the Company’s investments may consist of cash, cash equivalents, U.S. government securities or debt securities maturing in one year or less from the time of investment, referred to herein, collectively, as “temporary investments,” so that 70% of the Company’s assets are qualifying assets. Typically, the Company will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Company’s assets that may be invested in such repurchase agreements. However, if more than 25% of the Company’s net assets constitute repurchase agreements from a single counterparty, the Company may not meet the Diversification Tests (as defined below) in order to qualify as a RIC. Thus, the Company does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Advisor will monitor the creditworthiness of the counterparties with which the Company enters into repurchase agreement transactions.

Code of Ethics

The Company and the Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. These codes of ethics generally will not permit investments by the Company’s and the Advisor’s personnel in securities that may be purchased or sold by the Company.

Compliance Policies and Procedures

The Company and the Advisor have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and will be required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Elizabeth R. Uhl currently serves as the Company’s Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Company. For example:

•
pursuant to Rule 13a-14 of the Exchange Act, the Company’s President and Chief Financial Officer must certify the accuracy of the financial statements contained in the Company’s periodic reports;
•
pursuant to Item 307 of Regulation S-K, the Company’s periodic reports must disclose the Company’s conclusions about the effectiveness of its disclosure controls and procedures;
•
pursuant to Rule 13a-15 of the Exchange Act, the Company’s management must prepare an annual report regarding its assessment of the Company’s internal control over financial reporting and (once the Company ceases to be an emerging growth company under the JOBS Act or, if later, for the year following the Company’s first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by its independent registered public accounting firm; and
•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Company’s periodic reports must disclose whether there were significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires the Company to review its current policies and procedures to determine whether the Company complies with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Company will continue to monitor its compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that the Company is in compliance therewith. Also, because the Company is not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company.

Proxy Voting Policies and Procedures

The Company is subject to the proxy rules in Section 14 of the Exchange Act. The Company delegates its proxy voting responsibility to the Advisor. As a fiduciary, the Advisor has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of the Company and not to subrogate Company interests to its own interests. To meet its fiduciary obligations, the Advisor seeks to ensure that it votes proxies in the best interest of the Company, and addresses how the Advisor will resolve any conflict of interest that may arise when voting proxies. The Advisor’s proxy voting policy attempts to generalize a complex subject and the Advisor may, from time to time, determine that it is in the best interests of the Company to depart from specific policies described therein.

The Advisor is responsible for processing all proxy notifications received by the Advisor. All proxy voting requests received are forwarded to the appropriate contact person at the Advisor that is responsible for monitoring the issuer. The appropriate contact person at the Advisor will communicate the proxy voting decision. The Advisor utilizes ProxyEdge to vote on domestic proxies. The Advisor shall keep a record of its proxy voting policies and procedures, proxy statements received and votes cast, in accordance with its record keeping policies. The trade operations department is responsible for maintaining records with respect to proxy voting.

Privacy Principles

The Company considers privacy to be fundamental to its relationship with its Shareholders. The Company is committed to maintaining the confidentiality, integrity and security of a Shareholder’s non-public personal information. Accordingly, the Company has implemented internal policies and procedures to protect the confidentiality of non-public personal information while still meeting investor needs.

The Company will not disclose any non-public personal information about Shareholders, except to its affiliates and service providers, as well as for legitimate business purposes as permitted by applicable law or regulation. In the normal course of serving Shareholders, information the Company collects may be shared with companies that perform various services to the Company, including, but not limited to, its accountants, attorneys, transfer agents, escrow agents, custodians, administrative agents, marketing service firms, broker-dealers and other similar relationships.

In addition, information the Company collects may be shared with certain of the Company’s portfolio investments and/or their advisors, when necessary, to meet withholding tax requirements or other legal and/or regulatory obligations or to facilitate transaction-related matters.

Any third party that receives non-public personal information is required to use Shareholder information only for the purposes for which the Company discloses the information to them and as allowed by applicable law or regulation. Such third party is not permitted to share or use this information for any other purpose. The Company does not sell Shareholder personal information.

Visitors to the Company’s website at www.Overland-Advantage.com should review the Terms of Use & Privacy Notice statements provided on the website.

Reporting Obligations

The Company will furnish the Shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as the Company determines to be appropriate or as may be required by law. Upon the effectiveness the Form 10 under the Exchange Act, the Company was required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. Shareholders and the public may view materials the Company files with the SEC on its website (http://www.sec.gov).

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to the Company and an investment in Common Shares. The discussion is based upon the Code, the regulations of the U.S. Department of Treasury promulgated thereunder, referred to herein as the “Treasury Regulations,” the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue Service, referred to herein as the “IRS” (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Report and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. The Company has not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.

Investors should note that this summary does not purport to be a complete description of all the tax aspects affecting the Company or the Shareholders. For example, this summary does not describe all of the U.S. federal income tax consequences that may be relevant to certain types of Shareholders subject to special treatment under the U.S. federal income tax laws, including Shareholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, Non-U.S. Shareholders (as defined below) engaged in a trade or business in the United States or entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as residents of the United States, U.S. Shareholders (as defined below) whose functional currency is not the U.S. dollar, persons holding the Company’s Common Shares in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, traders in securities that elect to use a mark-to-market method of accounting for securities holdings, pension plans and trusts, and financial institutions. This summary assumes that Shareholders hold Common Shares as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary does not discuss any aspects of U.S. estate or gift taxation, U.S. state or local taxation or non-U.S. taxation. It does not discuss the special treatment under U.S. federal income tax laws that could result if the Company invests in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. Shareholder” is a beneficial owner of Common Shares that is, for U.S. federal income tax purposes:

•
an individual who is a citizen or resident of the United States;
•
a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including, for this purpose, the District of Columbia;
•
a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or
•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

For purposes of this discussion, a “Non-U.S. Shareholder” is a beneficial owner of Common Shares that is not a U.S. Shareholder or a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.

If a partnership, or other entity or arrangement treated as a partnership for U.S. federal income tax purposes, holds Common Shares, the U.S. federal income tax treatment of a partner in the partnership generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A Shareholder that is a partnership holding Common Shares, and each partner in such a partnership, should consult his, her or its own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of Common Shares.

Tax matters are complicated and the tax consequences to each Shareholder of the ownership and disposition of Common Shares will depend on the facts of his, her or its particular situation. Investors should consult their own tax adviser regarding the specific tax consequences of the ownership and disposition of Common Shares to them, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a RIC

The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, the Company generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that the Company timely distributes as dividends to Shareholders. Rather, dividends the Company distributes generally will be taxable to Shareholders, and any net operating losses, foreign tax credits and other of the Company’s tax attributes generally will not pass through to Shareholders, subject to special rules for certain items such as net capital gains and qualified dividend income the Company recognizes. See “Item 1. Taxation of U.S. Shareholders” and “Item 1. Taxation of Non-U.S. Shareholders” below.

To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, the Company must timely distribute dividends to Shareholders of an amount generally at least equal to 90% of the Company’s investment company taxable income (determined without regard to the dividends paid deduction), which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, and its net tax-exempt interest income (which is the excess of gross tax-exempt interest income over certain disallowed deductions) for each taxable year (the “Annual Distribution Requirement”).

Taxation as a RIC

If the Company remains qualified as a RIC and satisfies the Annual Distribution Requirement, then the Company will not be subject to U.S. federal income tax on the portion of the Company’s investment company taxable income and net capital gain (generally, realized net long-term capital gain in excess of realized net short-term capital loss) that the Company timely distributes (or is deemed to timely distribute) as dividends to Shareholders. The Company will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to Shareholders.

As a RIC, the Company generally is subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income or gains in respect of any calendar year unless the Company distributes dividends in a timely manner to Shareholders of an amount at least equal to the sum of (1) 98% of the Company’s net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the Company’s capital gain net income (adjusted for certain ordinary losses) generally for the one-year period ending October 31 in such calendar year and (3) any net ordinary income and capital gain net income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). Any distribution declared by the Company during October, November or December of any calendar year, payable to Shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by the Company, as well as received by U.S. Shareholders, on December 31 of the calendar year in which the distribution was declared. The Company will not be subject to the U.S. federal excise tax on amounts on which the Company is required to pay U.S. federal income tax (such as retained net capital gains). Depending upon the level of taxable income earned in a taxable year, the Company may retain certain net capital gain for reinvestment and carry forward taxable income and net capital gain for distribution in the following taxable year and pay the applicable U.S. federal excise tax.

The Company may incur the 4% nondeductible U.S. federal excise tax in the future on a portion of its income and capital gains. While the Company intends to distribute income and capital gains to minimize exposure to 4% nondeductible U.S. federal excise tax, the Company may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, the Company generally will be liable for 4% nondeductible U.S. federal excise tax only on the amount by which the Company does not meet the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, the Company must, among other things:

•
qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;
•
derive in each taxable year at least 90% of the Company’s gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock, other securities or foreign currencies, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to the Company’s business of investing in such stock or securities or foreign currencies (the “90% Income Test”); and
•
diversify the Company’s holdings so that, subject to certain exceptions and cure periods, at the end of each quarter of the taxable year:
•
at least 50% of the value of the Company’s assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of the Company’s assets or more than 10% of the outstanding voting securities of the issuer; and
•
no more than 25% of the value of the Company’s assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Code rules, by the Company and that are engaged in the same or similar or related trades or businesses or (ii) the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If the Company’s expenses in a given taxable year exceed its investment company taxable income, the Company may experience a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its Shareholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, the Company may for tax purposes have aggregate taxable income for several years that the Company is required to distribute and that is taxable to Shareholders even if such taxable income is greater than the net income the Company actually earns during those taxable years.

For U.S. federal income tax purposes, the Company will include in its taxable income certain amounts that it has not yet received in cash. For example, if the Company holds debt obligations that are treated under applicable U.S. federal income tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), the Company must include in its taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether the Company receives cash representing such income in the same taxable year. The Company could also have to include in its taxable income other amounts that the Company has not yet received, or will not receive, in cash, such as accruals on a contingent payment debt instrument, accruals of interest income and/or OID on defaulted debt or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Moreover, the Company generally will be required to take certain amounts in income no later than the time such amounts are reflected on the Company’s consolidated financial statements. Further, the Company may elect to amortize market discount on debt investments and currently include such amounts in its taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit the Company’s ability to deduct interest expense for tax purposes. Because such OID or other amounts accrued will be included in the Company’s investment company taxable income for the taxable year of accrual, the Company may be required to make distributions to Shareholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, even though the Company will have not received any corresponding cash payments. Accordingly, to enable the Company to make distributions to Shareholders that will be sufficient to enable the Company to satisfy the Annual Distribution Requirement, the Company may need to sell some of its assets at times and/or at prices that it would not consider advantageous, the Company may need to raise additional equity or debt capital or the Company may need to forego new investment opportunities or otherwise take actions that are disadvantageous to its business (or be unable to take actions that are advantageous to its business). If the Company is unable to obtain cash from other sources to enable the Company to satisfy the Annual Distribution Requirement, the Company may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Under the Company’s borrowing arrangements, the Company could be prevented from making distributions to Shareholders in certain circumstances. In addition, under the 1940 Act, the Company is generally not permitted to make distributions to Shareholders while its debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Limits on the Company’s distributions to Shareholders may prevent the Company from satisfying the Annual Distribution Requirement and, therefore, may jeopardize the Company’s qualification for taxation as a RIC, or may cause the Company to be subject to the 4% nondeductible U.S. federal excise tax.

Although the Company does not presently expect to do so, the Company may borrow funds and sell assets in order to make distributions to Shareholders that are sufficient for the Company to satisfy the Annual Distribution Requirement. However, the Company’s ability to dispose of assets may be limited by (i) the illiquid nature of its portfolio and/or (ii) other requirements relating to the Company’s status as a RIC, including the Diversification Tests. If the Company disposes of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, the Company may make such dispositions at times that, from an investment standpoint, are not advantageous. Alternatively, although the Company currently does not intend to do so, to satisfy the Annual Distribution Requirement, the Company may declare a taxable dividend payable in the Company’s shares or cash at the election of each Shareholder. In such case, for U.S. federal income tax purposes, the amount of the dividend paid in the Company’s Common Shares will generally be equal to the amount of cash that could have been received instead of the Company’s shares. See “Item 1. Taxation of U.S. Shareholders” below for a discussion of the tax consequences to Shareholders upon receipt of such dividends.

Distributions the Company makes to Shareholders may be made from the Company’s cash assets or by liquidation of its investments, if necessary. The Company may recognize gains or losses from such liquidations. In the event the Company recognizes net capital gains from such transactions, Shareholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

Failure to Qualify as a RIC

If the Company failed to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, the Company might nevertheless continue to qualify as a RIC for such taxable year if certain relief provisions of the Code applied (which might, among other things, require the Company to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). If the Company failed to qualify for treatment as a RIC and such relief provisions did not apply to the Company, the Company would be subject to U.S. federal income tax on all of its taxable income at regular corporate U.S. federal income tax rates (and the Company also would be subject to any applicable state and local taxes), regardless of whether the Company makes any distributions to Shareholders. The Company would not be able to deduct distributions to Shareholders, nor would distributions to Shareholders be required to be made for U.S. federal income tax purposes. Any distributions the Company makes generally would be taxable to U.S. Shareholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the 20% maximum rate generally applicable to individuals and other non-corporate U.S. Shareholders, to the extent of the Company’s current or accumulated earnings and profits. Subject to certain limitations under the Code, U.S. Shareholders that are corporations for U.S. federal income tax purposes generally would be eligible for the dividends-received deduction. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. Any distributions the Company makes to its Non-U.S. Shareholders would be treated as dividends to the extent of the Company’s current or accumulated earnings and profits and would not be eligible for the exemptions from withholding of U.S. federal income tax that are generally available for dividends paid by a RIC.

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one taxable year prior to disqualification and that re-qualify as a RIC no later than the second consecutive taxable year following the non-qualifying taxable year, the Company could be subject to U.S. federal income tax on any unrealized net built-in gains in the assets held by the Company during the period in which the Company failed to qualify as a RIC that are recognized during the five-taxable year period after its requalification as a RIC, unless the Company made a special election to pay corporate-level U.S. federal income tax on such net built-in gains at the time of the Company’s requalification as a RIC. The Company may decide to be taxed as a regular corporation even if the Company would otherwise qualify as a RIC if the Company determines that treatment as a corporation for a particular taxable year would be in the Company’s best interests.

The Company’s Investments – General

Certain of the Company’s investment practices could be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (ii) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (iii) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (iv) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (v) cause the Company to recognize income or gain without receipt of a corresponding cash payment, (vi) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vii) adversely alter the characterization of certain complex financial transactions and (viii) produce income that will not be qualifying income for purposes of the 90% Income Test. The Company monitors its transactions and could make certain tax elections to mitigate the potential adverse effects of these provisions, but there can be no assurance that the Company will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.

Certain distributions reported by the Company as Section 163(j) interest dividends could be treated as interest income by Shareholders for purposes of the tax rules applicable to interest expense limitations under Section 163(j) of the Code. Such treatment by the Shareholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that the Company is eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of the Company’s business interest income over the sum of the Company’s (i) business interest expense and (ii) other deductions properly allocable to the Company’s business interest income.

The Company may invest a portion of its net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. The Company intends to address these and other issues to the extent necessary in order to seek to ensure that the Company distributes sufficient income to avoid any material U.S. federal income or the 4% nondeductible U.S. federal excise tax.

A portfolio company in which the Company invests could face financial difficulties that require the Company to work-out, modify or otherwise restructure the Company’s investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in the Company receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests.

Gain or loss recognized by the Company from warrants or other securities acquired by the Company, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term depending on how long the Company held a particular warrant or security.

The Company’s investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, the Company’s yield on those securities would be decreased. U.S. Shareholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by the Company.

If the Company acquires shares in a passive foreign investment company (“PFIC”), the Company may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if the Company distributes such income as a taxable dividend to Shareholders. Additional charges in the nature of interest generally will be imposed on the Company in respect of deferred taxes arising from any such excess distribution or gain. If the Company invests in the shares of a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, the Company will be required to include in income each year the Company’s proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, the Company could be able to elect to mark its shares in a PFIC at the end of each taxable year to market; in this case, the Company will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in the Company’s income. The Company’s ability to make either election will depend on factors beyond the Company’s control, and is subject to restrictions which may limit the availability of the benefit of these elections. Under either election, the Company may be required to recognize in a taxable year income in excess of any distributions the Company receives from PFICs and any proceeds from dispositions of PFIC stock during that taxable year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether the Company satisfies the Excise Tax Avoidance Requirement. See “Item 1. Taxation as a RIC” above.

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time the Company accrues income, expenses or other liabilities denominated in a foreign currency and the time the Company actually collects such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency-denominated forward, futures and option contracts, as well as certain other financial instruments, and the disposition of debt obligations denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Some of the income that the Company might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to the Company’s investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify the Company as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to Shareholders on such fees and income.

The remainder of this discussion assumes that the Company qualifies as a RIC for each taxable year.

Taxation of U.S. Shareholders

The following discussion only applies to U.S. Shareholders. Prospective investors that would not be U.S. Shareholders should refer to “Item 1. Taxation of Non-U.S. Shareholders” below.

Distributions

Distributions by the Company (including distributions where Shareholders can elect to receive cash or shares) generally are taxable to U.S. Shareholders as ordinary income or capital gains. Distributions of the Company’s investment company taxable income will be taxable as ordinary income to U.S. Shareholders to the extent of the Company’s current or accumulated earnings and profits, whether paid in cash or shares. To the extent that such distributions paid by the Company to non-corporate U.S. Shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) could be eligible for a reduced maximum U.S. federal income tax rate of 20%. In this regard, it is anticipated that the Company’s distributions generally will not be attributable to dividends received by the Company and, therefore, generally will not qualify for the 20% maximum rate applicable to Qualifying Dividends. Distributions of the Company’s net capital gain (which is generally the Company’s realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by the Company as “capital gain dividends” will be taxable to U.S. Shareholders as long-term capital gains (currently taxable at a maximum U.S. federal income tax rate of 20% in the case of non-corporate U.S. Shareholders (including individuals)), regardless of the U.S.

Shareholder’s holding period for his, her or its Common Shares and regardless of whether paid in cash or shares. Distributions in excess of the Company’s earnings and profits first will reduce a U.S. Shareholder’s adjusted tax basis in such Shareholder’s Common Shares and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. Shareholder.

The Company may decide to retain some or all of the Company’s net capital gain for reinvestment, but designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, (i) the Company will pay tax on the retained amount, (ii) each U.S. Shareholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. Shareholder, and (iii) the U.S. Shareholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by the Company. Because the Company expects to pay tax on any retained net capital gains at the regular corporate U.S. federal income tax rate, and because that rate is in excess of the maximum U.S. federal income tax rate currently payable by individuals (and other non-corporate U.S. Shareholders) on long-term capital gains, the amount of tax that individuals (and other non-corporate U.S. Shareholders) will be treated as having paid will exceed the tax they owe on the capital gain distribution. Such excess generally may be claimed as a credit against the U.S. Shareholder’s other federal income tax obligations or may be refunded to the extent it exceeds the U.S. Shareholder’s U.S. federal income tax liability. The amount of the deemed distribution net of such tax will be added to the U.S. Shareholder’s tax basis for his, her or its Common Shares. In order to utilize the deemed distribution approach, the Company must provide written notice to Shareholders prior to the expiration of 60 days after the close of the relevant taxable year. The Company cannot treat any of its investment company taxable income as a “deemed distribution.”

For purposes of determining (i) whether the Annual Distribution Requirement is satisfied for any year and (ii) the amount of capital gain dividends paid for that year, under certain circumstances, the Company may elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If the Company makes such an election, U.S. Shareholders will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by the Company in October, November or December of any calendar year, payable to Shareholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been received by U.S. Shareholders on December 31 of the calendar year in which the dividend was declared.

The Company will be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) if (i) Common Shares and the Company’s preferred shares (if any) collectively are held by at least 500 persons at all times during a taxable year, (ii) Common Shares are treated as regularly traded on an established securities market or (iii) Common Shares are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act). The Company was not treated as a publicly offered regulated investment company for the initial taxable year and cannot assure you that it will be treated as a publicly offered regulated investment company for any taxable year thereafter. Unless and until the Company is treated as a publicly offered regulated investment company for a taxable year, for purposes of computing the taxable income of U.S. Shareholders that are individuals, trusts or estates, (i) the Company’s earnings will be computed without taking into account such U.S. Shareholders’ allocable shares of the Management Fee and Incentive Fees paid to the Advisor and certain of the Company’s other expenses, (ii) each such U.S. Shareholder will be treated as having received or accrued a dividend from the Company in the amount of such U.S. Shareholder’s allocable share of these fees and expenses for the calendar year, (iii) each such U.S. Shareholder will be treated as having paid or incurred such U.S. Shareholder’s allocable share of these fees and expenses for the calendar year, and (iv) each such U.S. Shareholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. Shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. Shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. Shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. Shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. Shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code. In addition, if the Company is not treated as a publicly offered regulated investment company, the Company will be subject to limitations on the deductibility of certain “preferential dividends” that are distributed to Shareholders on a non-pro rata basis.

The Company has the ability to declare a large portion of a dividend in the Company’s shares but would generally anticipate doing so only in unusual situations, such as, for example, if the Company did not have sufficient cash to meet the Annual Distribution Requirement. Under published IRS guidance, the entire distribution by a publicly offered RIC will generally be treated as a taxable distribution for U.S. federal income tax purposes, and counts toward its Annual Distribution Requirement, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all Shareholders is required to be at least 20% of the aggregate declared distribution. For U.S. federal income tax purposes, the amount of the taxable dividend paid in the Company’s Common Shares will generally be equal to the amount of cash that would have been received instead of the Company’s shares. This may result in U.S. Shareholders having to pay tax on such dividends, even if no cash is received.

The Company’s U.S. Shareholders will receive, as promptly as possible after the end of each calendar year, a notice reporting the amounts includible in such U.S. Shareholder’s taxable income for such calendar year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each calendar year’s distributions from the Company generally will be reported to the IRS

(including the amount of any dividends that are Qualifying Dividends eligible for the 20% maximum rate). Dividends paid by the Company generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to Qualifying Dividends because the Company’s income generally will not consist of dividends. Distributions may also be subject to additional state, local and non-U.S. taxes depending on a U.S. Shareholder’s particular situation.

Dispositions

A U.S. Shareholder generally will recognize taxable gain or loss if the U.S. Shareholder sells or otherwise disposes of his, her or its Common Shares. The amount of gain or loss will be measured by the difference between such shareholder’s adjusted tax basis in the Common Shares sold and the amount of the proceeds received in exchange. Any gain or loss arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. Shareholder has held his, her or its shares for more than one year; otherwise, any such gain or loss will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of Common Shares held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such Common Shares. In addition, all or a portion of any loss recognized upon a disposition of Common Shares may be disallowed if other Common Shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

In general, non-corporate U.S. Shareholders (including individuals) currently are subject to a maximum U.S. federal income tax rate of 20% on their net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in Common Shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. Shareholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate U.S. Shareholders (including individuals) incurring net capital losses (i.e., capital losses in excess of capital gains) for a taxable year generally may deduct up to $3,000 of such losses against their ordinary income each taxable year; any net capital losses of a non-corporate U.S. Shareholder (including an individual) in excess of $3,000 generally may be carried forward and used in subsequent taxable years as provided in the Code. Corporate U.S. Shareholders generally may not deduct any net capital losses for a taxable year, but may carry back such capital losses for three taxable years or carry forward such capital losses for five taxable years.

The Code and the related U.S. Treasury Regulations require the Company to annually report the adjusted cost basis information of covered securities, which generally include shares of a RIC, to the IRS and to taxpayers. Shareholders should contact their financial intermediaries with respect to reporting of cost basis and available elections for their accounts.

Medicare Tax on Net Investment Income

An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from the Company and net gains from redemptions or other taxable dispositions of the Company’s shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts.

Tax Shelter Reporting Regulations

Under applicable Treasury Regulations, if a U.S. Shareholder recognizes a loss with respect to the Company’s Common Shares of $2 million or more for a non-corporate U.S. Shareholder or $10 million or more for a corporate U.S. Shareholder in any single taxable year (or a greater loss over a combination of years), the U.S. Shareholder must file with the IRS a disclosure statement on Form 8886. Direct U.S. Shareholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, U.S. Shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to U.S. Shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. U.S. Shareholders should consult their own tax advisers to determine the applicability of these Treasury Regulations in light of their individual circumstances.

Backup Withholding

The relevant withholding agent may be required to withhold U.S. federal income tax (“backup withholding”), at a current rate of 24%, from any taxable distribution to a U.S. Shareholder (other than a “C” corporation, a financial institution, or a shareholder that otherwise qualifies for an exemption) (i) that fails to provide a correct taxpayer identification number or a certificate that such Shareholder is exempt from backup withholding or (ii) with respect to whom the IRS notifies the withholding agent that such shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Backup withholding is not an additional tax, and any amount withheld under the backup withholding rules is allowed as a credit against the U.S. Shareholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.

Taxation of Non-U.S. Shareholders

The following discussion applies only to Non-U.S. Shareholders. Whether an investment in Common Shares is appropriate for a Non-U.S. Shareholder will depend upon that Shareholder’s particular circumstances. An investment in Common Shares by a Non-U.S. Shareholder may have adverse tax consequences to such Non-U.S. Shareholder. Non-U.S. Shareholders should consult their own tax advisers before investing in the Company’s Common Shares.

Distributions; Dispositions

Subject to the discussion below, distributions of the Company’s investment company taxable income to a Non-U.S. Shareholder that are not effectively connected with the Non-U.S. Shareholder’s conduct of a trade or business within the United States will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of the Company’s current or accumulated earnings and profits.

Certain properly reported dividends are generally exempt from withholding of U.S. federal income tax where paid in respect of a RIC’s (i) “qualified net interest income” (generally, its U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the RIC or the non-U.S. Shareholder are at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of the RIC’s net short-term capital gain, other than short-term capital gains recognized on the disposition of U.S. real property interests, over the RIC’s long-term capital loss), as well as if certain other requirements are satisfied. Nevertheless, no assurance can be given as to whether any of the Company’s distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be reported as such by the Company. In particular, this exemption will not apply to distributions paid in respect of non-U.S. source interest income or dividend income (or any other type of income other than generally non-contingent U.S.-source interest income received from unrelated obligors and qualified short-term capital gains). Furthermore, in the case of the Company’s shares held through an intermediary, the intermediary may have withheld U.S. federal income tax even if the Company designated the payment as an interest-related dividend or short-term capital gain dividend. Since the Company’s Common Shares will be subject to significant transfer restrictions, and an investment in the Company’s Common Shares will generally be illiquid, Non-U.S. Shareholders whose distributions on the Company’s Common Shares are subject to withholding of U.S. federal income tax may not be able to transfer their Common Shares easily or quickly or at all.

Distributions of the Company’s investment company taxable income to a Non-U.S. Shareholder that are effectively connected with the Non-U.S. Shareholder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, are attributable to a U.S. permanent establishment of the Non-U.S. Shareholder), generally will not be subject to withholding of U.S. federal income tax if the Non-U.S. Shareholder complies with applicable certification and disclosure requirements, although the distributions (to the extent of the Company’s current or accumulated earnings and profits) will be subject to U.S. federal income tax on a net basis at the rates and in the manner applicable to U.S. Shareholders generally.

Actual or deemed distributions of the Company’s net capital gains, other than any net capital gains recognized on the disposition of U.S. real property interests, to a Non-U.S. Shareholder, and gains realized by a Non-U.S. Shareholder upon the sale of the Company’s Common Shares, will not be subject to U.S. federal income tax or any withholding of such tax, unless: (i) the distributions or gains, as the case may be, are effectively connected with the Non-U.S. Shareholder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, are attributable to a U.S. permanent establishment of the Non-U.S. Shareholder), in which case the distributions or gains will be subject to U.S. federal income tax on a net basis at the rates and in the manner applicable to U.S. Shareholders generally; or (ii) the Non-U.S. Shareholder is an individual who has been present in the United States for 183 days or more during the taxable year and satisfies certain other conditions, in which case, except as otherwise provided by an applicable income tax treaty, the distributions or gains, which may be offset by certain U.S.-source capital losses, generally will be subject to a flat 30% U.S. federal income tax, even though the Non-U.S. Shareholder is not considered a resident alien under the Code.

If the Company distributes net capital gains in the form of deemed rather than actual distributions, a Non-U.S. Shareholder will be entitled to a U.S. federal income tax credit or tax refund equal to the Shareholder’s allocable share of the tax the Company pays on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. Shareholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return, even if the Non-U.S. Shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

For a corporate Non-U.S. Shareholder, both distributions (actual or deemed) and gains realized upon the sale of the Company’s Common Shares that are effectively connected with the Non-U.S. Shareholder’s conduct of a trade or business within the United States may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable income tax treaty).

The Company has the ability to declare a large portion of a dividend in shares of the Company’s shares but would generally anticipate doing so only in unusual situations, such as, for example, if the Company did not have sufficient cash to meet the Annual Distribution Requirement. Under published IRS guidance, the entire distribution by a publicly offered RIC will generally be treated as a taxable distribution for U.S. federal income tax purposes, and count towards its Annual Distribution Requirement, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all Shareholders is required to be at least 20% of the aggregate declared distribution. For U.S. federal income tax purposes, the amount of the taxable dividend paid in the Company’s Common Shares will generally be equal to the amount of cash that would have been received instead of the Company’s shares (including for purposes of the application of the withholding tax rules discussed above). In such a circumstance, all or substantially all of the cash that would otherwise be distributed to a Non-U.S. Shareholder may be withheld or shares of the Company’s Common Shares may be withheld and sold to fund the applicable withholding.

Backup Withholding

A Non-U.S. Shareholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, will be subject to information reporting and may be subject to backup withholding of U.S. federal income tax on taxable distributions unless the Non-U.S. Shareholder provides the applicable withholding agent with a U.S. nonresident withholding tax certificate (e.g., an IRS Form W-8BEN, IRS Form W-8BEN-E or an acceptable substitute form) or otherwise establishes an exemption from backup withholding. Backup withholding is not an additional tax, and any amount withheld under the backup withholding rules is allowed as a credit against the Non-U.S. Shareholder’s U.S. federal income tax liability (which may entitle the Non-U.S. Shareholder to a refund), provided that proper information is timely provided to the IRS.

NON-U.S. SHAREHOLDERS SHOULD CONSULT THEIR OWN TAX ADVISERS WITH RESPECT TO THE U.S. FEDERAL INCOME AND WITHHOLDING TAX CONSEQUENCES, AND STATE, LOCAL AND NON-U.S. TAX CONSEQUENCES, OF AN INVESTMENT IN COMMON SHARES.

Withholding and Information Reporting on Foreign Financial Accounts

Numerous jurisdictions have enacted, or have committed to enact, legislation and administrative guidance requiring the collection and sharing of certain information in order to combat tax avoidance. Pursuant to these regimes, entities such as the Company may be required to collect information concerning their owners and may be required to share such information with the taxing authorities of jurisdictions in which the Company invests or holds a financial account. The Company will be subject to one or more of these reporting regimes during the course of its life.

The United States Foreign Account Tax Compliance Act (the “FATCA”) aims to combat tax evasion by U.S. tax residents using foreign accounts. Pursuant to the FATCA regime, the applicable withholding agent generally will be required to withhold 30% of U.S. source interest, dividends and the gross proceeds from a sale of the Company’s Common Shares, in each case, paid to (i) a non-U.S. financial institution (whether such financial institution is the beneficial owner or an intermediary) unless such non-U.S. financial institution agrees to verify, report and disclose its U.S. accountholders and meets certain other specified requirements or (ii) a non-financial non-U.S. entity (whether such entity is the beneficial owner or an intermediary) unless such entity certifies that it does not have any substantial U.S. owners or provides the name, address and taxpayer identification number of each substantial U.S. owner and such entity meets certain other specified requirements. Additionally, although FATCA withholding with respect to gross proceeds of a disposition of shares had been scheduled to begin on January 1, 2019, proposed regulations, which can be relied on until final regulations are issued, suspended such withholding indefinitely. If payment of this withholding tax is made, Non-U.S. Shareholders that are otherwise eligible for an exemption from, or a reduction in, withholding of U.S. federal income taxes with respect to such dividends or proceeds will be required to seek a credit or refund from the IRS to obtain the benefit of such exemption or reduction. The Company will not pay any additional amounts in respect of any amounts withheld.

Certain ERISA Considerations

Generally

The fiduciary responsibility standards and prohibited transaction restrictions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) apply to a variety of employee retirement and welfare benefit plans maintained by private employers (“ERISA Plans”). Although ERISA does not (with certain exceptions) apply to individual retirement accounts, “Keogh” plans and certain other plans, such plans (collectively with ERISA Plans, “Plans,” and each, a “Plan”), are generally subject to Section 4975 of the Code, which contains prohibited-transaction provisions that are similar to those contained in ERISA. The following summary of certain aspects of ERISA and Section 4975 of the Code is general in nature and does not purport to be complete. Accordingly, each prospective investor should consult with its own counsel in order to understand such issues affecting its investment in the Company.

Investment Considerations

The assets of the Company are invested in accordance with the investment objective and policies described in this Report. The fiduciary of an ERISA Plan (and not the Advisor) is solely responsible for the ERISA Plan’s decision to invest in the Company, including, without limitation, the role that an investment in the Company would play in the ERISA Plan’s portfolio and whether an investment in the Company is reasonably designed as part of the overall investment of the ERISA Plan’s assets. Accordingly, an authorized fiduciary of an ERISA Plan proposing to invest in the Company should, in consultation with its own advisors, consider whether such investment is consistent with the terms of the ERISA Plan’s governing documents (including any investment guidelines) and applicable law. Neither the Advisor nor the Company or any of their respective affiliates is responsible for determining, and none of them makes any representation regarding, whether the Company’s Common Shares is an appropriate investment for Plans generally or any particular Plan.

Prohibited Transactions

Section 406 of ERISA and Section 4975 of the Code prohibit certain transactions involving the assets of Plans and certain persons, referred to as “parties in interest” under ERISA or “disqualified persons” under Section 4975 of the Code, having certain relationships to such Plans, unless a statutory or administrative exemption is applicable to the transaction. A purchase of the Company’s Common Shares by an ERISA Plan having a relationship with the Advisor or the Company, or any of their respective affiliates could, under certain circumstances, be considered a transaction prohibited under ERISA or Section 4975 of the Code. Accordingly, an authorized fiduciary of an investing Plan will be deemed to have represented and agreed, among other things, that the ERISA Plan’s purchase and holding of the Company’s Common Shares are not and will not constitute or otherwise result in a non-exempt prohibited transaction. In addition, as discussed below, other issues under the rules governing prohibited transactions may arise to the extent that the assets of the Company constitute “plan assets.”

Certain “Plan Assets” Considerations

A regulation issued by the Department of Labor (the “DOL”), as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”) describes when the assets of an entity are to be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code. The Plan Assets Regulation provides that, if a Benefit Plan Investor (as defined below) acquires an “equity interest” in an entity, and if Benefit Plan Investors in the aggregate hold 25% or more of the value of any class of equity interests in the entity, the entity’s assets will be treated as “plan assets” for purposes of ERISA and Section 4975 of the Code, unless the Company’s Common Shares constitute a “publicly-offered security” (as described below) or another exception under the Plan Assets Regulation applies. For these purposes, a “Benefit Plan Investor” is defined to include (i) an “employee benefit plan” (as defined in Section 3(3) of ERISA) that is subject to Part 4 of Subtitle B of Title I of ERISA, (ii) a “plan” as defined in and to which Section 4975 of the Code applies, including, without limitation, an individual retirement account, and (iii) any entity whose underlying assets include plan assets by reason of an employee benefit plan’s or other plan’s investment in the entity or otherwise. In addition, assets of the general account of an insurance company may, in certain circumstances, be considered “plan assets.” For the purpose of determining whether the 25% test is met, equity interests held by any person (other than a Benefit Plan Investor) who has discretionary authority or control over the assets of the entity or provides investment advice for a fee with respect to such assets, or by any affiliates of such person, will be disregarded. Under ERISA, an entity that does not satisfy the 25% test will be deemed for various purposes (for example, when making investments in other entities) to hold plan assets only to the extent of the percentage of the equity interests in the entity held by Benefit Plan Investors.

The Company presently intends to limit investment by Benefit Plan Investors, based upon assurances from investors, such that Benefit Plan Investors will hold less than twenty-five percent (25%) of the value of each class of equity interests in the Company so that the Company would not be considered “plan assets” within the meaning of the Plan Assets Regulation. The Company also presently intends to limit the sale and transfer of equity interests in the Company and may exercise the Company’s right to cause a compulsory withdrawal, to the extent necessary, to prevent Benefit Plan Investors from owning (or be at a material risk of owning) 25% or more of any class of equity interests of the Company, and consequently to prevent the underlying assets of the Company from being treated as “plan assets” of any Plan investing in the Company. In order to keep Benefit Plan Investor ownership of each class of interests below 25%, the Company may limit investment by Benefit Plan Investors, cause a mandatory withdrawal by Benefit Plan Investors, or restrict the transfer of equity interests to Benefit Plan Investors. If it is later decided that the Company will be operated as a “plan assets” entity, it is expected that supplemental disclosure will be made regarding ERISA and certain related matters.

In addition to the foregoing in this section, “Certain ERISA Considerations,” the Plan Assets Regulation provides an exception to plan assets treatment where the equity interest purchased by Plans is a “publicly-offered security.” The Plan Assets Regulation defines a “publicly-offered security” as a security that is “freely transferable,” “widely held” and either part of a class of securities registered under the Exchange Act or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. A security is considered “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” solely because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. The Plan Assets Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The Plan Assets Regulation further provides an exception for publicly-offered securities under which, where a security is part of an offering in which the minimum investment is $10,000 or less, certain restrictions ordinarily will not, alone or in combination, affect the finding that such securities are “freely transferable.” It is noted that the Plan Assets Regulation only establishes a presumption in favor of the finding of free transferability where the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulation. Notwithstanding any of the foregoing, if and when there is a public offering of the Company’s Common Shares following which the Company’s Common Shares would be considered a “publicly-offered security” for purposes of the Plan Assets Regulation, the Company will thereupon operate on the basis that its assets are not “plan assets” regardless of the number of Benefit Plan Investors in the Company.

Other Plans

Governmental plans, certain church plans and non-U.S. plans, while generally not subject to the fiduciary responsibility provisions of ERISA or the provisions of Section 4975 of the Code, may nevertheless be subject to other laws that are substantially similar to the provisions of ERISA and Section 4975 of the Code (“Similar Law”). The Advisor and its affiliates disclaim all responsibility for determining whether an investment in the Company would comply with any such statute or body or regulation for a given investor and expressly disclaim that they have adequately summarized or even identified such considerations. In addition, any investor that is a governmental plan, church plan, or foreign plan, and certain other investors may be required to represent that its investment will not subject the Company or the Advisor to any Similar Law or other statute, body, or regulation that may be applicable to such investor.

Certain Other Matters

No information that the Company, the Advisor, or any entity or other person providing marketing services on the Company’s or their behalf, or any of their respective affiliates (collectively, the “Issuer Parties”) is providing shall be considered to be or is advice on which any Benefit Plan Investor may rely for any investment decision. Benefit Plan Investors need to make their own decisions, with whatever third-party advice they may wish to obtain, and are not authorized to rely on any information any Issuer Party is providing as advice that is a basis for their decisions. The Issuer Parties have not made and are not making a recommendation, have not provided and are not providing investment advice of any kind whatsoever (whether impartial or otherwise), and have not given and are not giving any advice in a fiduciary capacity, in connection with any Benefit Plan Investor’s decision to purchase Common Shares.

A fiduciary of an ERISA Plan that proposes to invest in the Company will be required, among other things, to represent that it has been informed of and understands the Company’s investment objectives, policies, and strategies and that the decision to invest in the Company was made in accordance with its fiduciary responsibilities under ERISA and that neither the Company, the Advisor or any of its affiliates has provided investment advice with respect to such decision. The Advisor will also require any investor that is, or is acting on behalf of, a Plan to represent and warrant that its acquisition and holding of Common Shares will not result in a nonexempt prohibited transaction under ERISA and/or Section 4975 of the Code.

Item 1A. Risk Factors.

Investing in the Company’s securities involves a number of significant risks. In addition to the other information contained in this Report, investors should consider carefully the following information before making an investment in the Company’s securities. If any of the following risks materialize, the Company’s business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value and market price of the Company’s common shares could decline or the value of our debt or equity investments may decline, and investors may lose all or part of their investment.

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in the Company. Further details regarding each risk included in the below summary list can be found further below.

Risks Relating to the Company’s Business and Structure

•
Limited Operating History.
•
Dependence on Key Personnel, Third Party Service Providers and the Advisor.
•
Business and Regulatory Risks of Alternative Asset Investments.
•
Competitive Nature of the Advisor’s Business.
•
Centerbridge Financing and Investing.
•
Financial Market Fluctuations and Changes in Interest Rates.
•
Ongoing Crisis in Ukraine and Other Global Conflicts.
•
Financial Services Industry Risks.
•
Ratings of Instruments May Not Accurately Reflect Risks.
•
Economic and Political Environment.
•
Risks Relating To Cyber Security Breaches, Identity Theft, Data Protection, and Artificial Intelligence and Machine Learning Developments.
•
Duties of the Advisor and the Shareholder’s Rights.
•
Interpretation of Governing Agreements and Legal Requirement.
•
The Company’s Common Shares Have Limited Liquidity and Transfer Restrictions.
•
No Right to Control the Company’s Operations.
•
Consequences of Default.
•
Risks Related to Status as Business Development Company and Emerging Growth Company.
•
RIC-Related Tax Risks.
•
Outstanding Shares Prior to an Exchange Listing.
•
PIK Interest Payments.
•
Systems and Operational Risks.
•
Risks Relating to Due Diligence of and Conduct at Companies.
•
Litigation.
•
Alternative Data.
•
Risks Relating to the Company’s Credit Facilities and Hedging Transactions.

Risks Relating to the Company’s Investments

•
Risks Related to Investments in Loans.
•
Debtor-in-Possession Loans.
•
Loan Origination.
•
Risks Relating to High-Yield and Convertible Instruments.
•
Risks Relating to First Lien, Second Lien and Unitranche Loans.
•
Structured Products.
•
Risks Related to Liquid Credit.
•
Equity Instruments.
•
Risks Relating to Investments in New Instruments, Privately Held Companies, Non-Sponsor Companies, Publicly Traded Companies, Private and Middle Market Companies, and Highly Leveraged Companies.
•
Foreign Investments.
•
Difficulties Upon Exit.
•
Risks of Investing in a Credit Vehicle.
•
Credit Risk.
•
Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets.
•
Risks Relating to Wells Fargo.

General Risk Factors

•
No Assurance of Investment Return and Past Performance is Not Indicative of Future Results.
•
Reliance on the Advisor, Centerbridge and its Professionals.

Risks Relating to the Company’s Business and Structure

Limited Operating History

While other Centerbridge Funds have been operating since 2006 and Centerbridge has experience managing such Centerbridge Funds, the Company commenced investment operations on May 7, 2024 and prior to the commencement of operations of the Company, the Advisor and its affiliates had not previously sponsored a BDC. The past performance of portfolio investments associated with the Centerbridge Funds may not be indicative of the future performance of the Company. The investment program of the Company should be evaluated on the basis that there can be no assurance that the assessment of the short-term, intermediate-term or long-term prospects of investments by Centerbridge or the Advisor will prove accurate or that the Company will achieve its investment objective or avoid the loss of capital.

The Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that the Company will not achieve its investment objective, that the value of a Common Share could decline substantially, or that the Company will not qualify or maintain the Company’s qualification to be treated as a RIC under Subchapter M of the Code, and that the value of any Shareholder’s investment could decline substantially. Accordingly, prospective investors should not expect the Company to achieve results similar to prior Centerbridge Funds.

Prior to the commencement of operations of the Company on May 7, 2024, the Advisor and its affiliates did not have prior experience managing a BDC, and the investment philosophy and techniques used by the Advisor to manage a BDC may differ from the investment philosophy and techniques previously employed by Centerbridge in identifying and managing past investments for other Centerbridge Funds. In addition, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other debt investments that mature in one year or less from the time of investment. The Advisor’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve the Company’s investment objective.

Based on the amount of proceeds raised by the Company, it could take some time to invest substantially all of the capital the Company expects to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments. In order to comply with the RIC diversification requirements during the startup period, the Company may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other debt investments that mature in one year or less from the time of investment, which the Company expects will earn yields substantially lower than the interest, dividend or other income that the Company seeks to receive in respect of suitable portfolio investments. The Company may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions the Company expects to pay when the Company’s portfolio is fully invested. The Company will pay Management Fees to the Advisor throughout this interim period irrespective of the Company’s performance. If the Management Fees and the Company’s other expenses exceed the return on the temporary investments, the Company’s equity capital will be eroded.

Dependence on Key Personnel and the Advisor

There is ever-increasing competition among alternative asset firms, financial institutions, private equity firms, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals. There can be no assurance that Centerbridge personnel servicing the Advisor will not be solicited by or join competitors or other firms and/or that Centerbridge will be able to hire and retain any new personnel that it seeks to maintain or add to its roster of investment professionals. The loss of key personnel could have a material adverse effect on the Company.

In addition, Centerbridge investment professionals will work on other projects or investments on behalf of Centerbridge. Conflicts of interest are expected to arise in allocating management time, services or functions. The ability to access professionals and resources within Centerbridge for the benefit of the Advisor is expected to be limited at times, including by the internal compliance policies of Centerbridge or other legal or business considerations, including those constraints generally discussed herein.

Pursuant to the Resource Sharing Agreement between the Advisor and Centerbridge, Centerbridge will provide the Advisor with experienced investment professionals and services so as to enable the Advisor to fulfill its obligations under the Investment Advisory Agreement. Accordingly, the Company depends on the experience, diligence, skill and network of business contacts of Centerbridge and its investment team. Centerbridge’s investment team, together with other investment professionals that the Advisor may retain in the future, will identify, evaluate, negotiate, structure, close, monitor and manage the Company’s investments. The Company’s future success may significantly depend on the continued service and coordination of Centerbridge senior investment professionals. If Centerbridge were to lose the services of these individuals, the Advisor’s ability to service the Company could be adversely affected and could have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, the Company cannot assure Shareholders that the Advisor will remain the Company’s Advisor or that the Company will continue to have access to Centerbridge or its investment professionals. Moreover, the Resource Sharing Agreement may be terminated by either party on sixty days’ notice, and the termination of the Resource Sharing Agreement may have a material adverse consequence on the Company’s operations.

Business and Regulatory Risks of Alternative Asset Investments

Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the asset management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on the Company and its investments. As further described below, legal, regulatory and tax changes could occur during the term of the Company that may adversely affect the Company. The legal, tax and regulatory environment for BDCs and other vehicles that invest in alternative investments is evolving, and changes in the regulation and market perception of such vehicles, including changes to existing laws and regulations and increased criticism of the BDC, private credit, private equity and other sectors within the alternative asset industry by some politicians, regulators and market commentators, may adversely affect the ability of the Company to pursue its investment strategy, its ability to obtain leverage and financing and the value of investments held by the Company. The Company also may invest in companies that operate in a highly regulated environment and are subject to extensive legal and regulatory restrictions and limitations and to supervision, licensing, examination and enforcement by regulatory authorities. New and existing regulations and burdens of regulatory compliance may directly impact the business and results of the operations of, or otherwise have a negative effect on, companies that are subject to regulation. Failure to comply with any of these laws, rules and regulations, some of which are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil and administrative penalties and fines, which may have negative effects. There has been an increase in governmental, as well as self-regulatory, scrutiny of the alternative investment industry in general due to market disruptions and the dramatic increase in the capital allocated to alternative investment strategies, and certain legislation proposing greater regulation of the industry periodically is considered by the governing bodies of both U.S. and non-U.S. jurisdictions. It is impossible to predict what, if any, changes in regulations will occur, but any regulations that restrict the ability of the Company to trade in securities or engage in portfolio investments or the ability of the Company to employ, or brokers and other counterparties to extend, credit in their trading (as well as other regulatory changes that result) could have a negative effect on the Company’s performance and, consequently, on the Company’s portfolio.

U.S. presidential changes often lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. This poses uncertainty with respect to such agencies’ policy priorities and may lead to increased regulatory enforcement activity in the financial services industry. Leadership and policy changes could also affect various industries in which the Company's and Centerbridge’s portfolio companies operate, including technology, technology-enabled and growth industries. Although there is often a substantial lack of clarity regarding the likelihood, timing and details of potential changes or reforms by an administration or the U.S. government, such changes or reforms may impose additional costs and burdens on the companies in which the Company or Centerbridge have invested or choose to invest in the future, require the attention of senior management or result in limitations on the manner in which the companies in which the Compay or Centerbridge have invested or chooses to invest in the future conduct business.

In addition, the SEC recently has pursued various regulatory changes, some of which have been adopted and become effective or are scheduled to become effective, and others of which are proposed, including changes related to Form PF reporting, the private placement offering framework (including Form D reporting), conditions to register as a “dealer” or “government securities dealer” under the Exchange Act, proposed restrictions on post-employment employer-worker non-compete agreements, disclosures regarding sustainability matters, and reporting regarding proxy votes with respect to executive compensation matters. Such regulatory changes will affect Centerbridge’s and the Company’s current and potential future compliance costs and burdens.

Additionally, foreign investment in securities of companies in certain of the countries in which the Company may invest is restricted or controlled to varying degrees. These restrictions or controls may at times limit or preclude foreign investment above certain ownership levels or in certain sectors of the country’s economy and increase the costs and expenses of the Company. While regulation of non-U.S. investment has liberalized in recent years throughout much of the world, there can be no assurance that more restrictive regulations will not be adopted in the future. Some countries require governmental approval for the repatriation of investment income, capital or the proceeds of sales by foreign investors and foreign currency. The Company may be negatively impacted by delays in, or a refusal to grant, any required governmental approval for repatriation of capital interests and dividends paid on Instruments held by the Company, and income on such Instruments or gains from the disposition of such Instruments may be subject to withholding taxes or other taxes imposed by certain countries where the Company invests or in other jurisdictions.

The business of Centerbridge and its affiliates, including the Company, is dynamic and expected to change over time. Therefore, the Company could be subject to new or additional regulatory constraints in the future, including by virtue of legal and regulatory matters affecting Centerbridge or the Advisor. This Report cannot address or anticipate every possible current or future regulation that may negatively affect the Advisor, the Company, their respective affiliates or their respective businesses. Such regulations could have a negative effect on the operations of the Company, including restricting the types of investments the Company makes, preventing the exercise of its voting rights with regard to certain financial instruments, requiring the Company to disclose the identity of their respective investors or otherwise. In addition, in order to comply (or to facilitate compliance) with regulations and policies to which the Company or the Advisor are or may become subject, or to satisfy regulatory or other requirements in connection with the consummation of portfolio investments or with respect to any lender, the Company, the Advisor, their respective affiliates and their respective consultants, attorneys or other advisors could be required to disclose information about the Shareholders, including their identities and the identities of their beneficial owners, as well as information reasonably required in connection with any tax audit involving the Company. The application of laws and regulations and associated legal obligations (relating to competition, for example) also can have a sweeping and also a potentially varying impact with respect to Centerbridge and its affiliates, including the Company and its investments.

Competitive Nature of the Advisor’s Business

The activity of identifying, structuring, completing, and realizing on attractive investments of the types contemplated by the Company is highly competitive and involves a high degree of uncertainty. The Advisor expects to encounter competition from other BDCs, private credit funds and private equity funds and registered investment companies, specialty finance companies, banks, broker-dealers and similar market participants having similar investment objectives and others pursuing the same or similar opportunities. Potential competitors include other investment partnerships and corporations, BDCs, strategic industry acquirers and real estate investment vehicles, as well as individuals, publicly traded real estate investment trusts (“REITs”) as defined in the Code, financial institutions (such as mortgage banks), sovereign wealth funds, private investment funds and other institutional investors investing directly or through affiliates. New competitors continually enter the market, and in some cases existing competitors combine in a way that increases their strength in the market. Further, over the past several years, an ever-increasing number of private equity, real estate, publicly traded REITs and distressed debt funds have been formed (and many such existing funds have grown in size). Additional funds with a similar investment objective can be expected to be formed in the future by other unrelated parties. Additionally, competition for investment opportunities from other investment vehicles has increased on a global scale. Private equity and other alternative asset management vehicles, whether located in Europe, Asia or other emerging market regions, are making global competition increasingly intense. The Company will compete for investment opportunities in markets where local investors may be able to avail themselves of investment structures that are (or otherwise invest in a manner that is) relatively more tax efficient than structures used by or available to a pooled investment vehicle such as the Company. While Centerbridge has a London office, there can be no assurance that such office will provide for a local footprint that equals the resources available to competitors that are headquartered in the United Kingdom (the “U.K.”) or any other non-U.S. jurisdictions. There can be no assurance that changes in the competitive dynamic outside the U.S. will not occur, or, if they do occur, that such changes will not adversely affect or otherwise necessitate changes to Centerbridge’s operations outside the U.S. Some of these competitors may have more relevant experience and contacts, or greater financial or other resources and more personnel than the Advisor or the Company or may not be subject to the regulatory restrictions that the 1940 Act imposes on the Company as a BDC and that the Code imposes on the Company as a RIC. Such other investors may make competing offers for investment opportunities that are identified, and even after an agreement in principle has been reached, consummating the transaction will be subject to myriad uncertainties, only some of which are foreseeable or within the control of the Advisor. It is possible that competition for appropriate investment opportunities could increase further, thus reducing the number of opportunities available to the Company, and adversely affecting the terms upon which investments can be made and increasing the costs to Centerbridge, the Advisor and the Company in order to remain competitive. The Company will from time to time incur bid, due diligence or other costs (including deposits which may not be refundable) on investments which are not consummated or are otherwise not successful. As a result, the Company will not recover from such investments all of its costs, which will detract from the Company’s returns. In addition to competition from other investors, the availability of investment opportunities generally will be subject to market conditions as well as, in many cases, the prevailing regulatory or political climate. Furthermore, while the Company believes that the current market environment presents an attractive investment opportunity for a newly capitalized entrant, such as the Company, which is unencumbered by the legacy investments and credit impairments of legacy direct lenders, certain regulatory relief offered to BDCs may make the Company’s competitors more flexible. As such, the Company’s perceived competitive advantages as a newly capitalized entrant may not materialize as anticipated. There can be no assurance that the Company will be able to identify, locate, complete or exit investments satisfying its investment criteria or that such investments will satisfy the Company’s investment and performance objectives. Likewise, there can be no assurance that the Company will be able to realize upon the values of its investments or that it will be able to invest its capital (including undrawn commitments). To the extent that the Company encounters competition for investments, returns to Shareholder are likely to be negatively impacted.

Centerbridge Financing and Investing

Certain entities affiliated with Centerbridge are party to a loan program for Centerbridge-affiliated investing by current and/or former partners, professionals or employees (each, an “Individual Borrower”) to, among other purposes, finance such Individual Borrower’s investments in affiliates or employee side-by-side investment vehicles of Centerbridge to ultimately make investments in funds managed by Centerbridge or its affiliates, which may include the Company. The security for such loan program may include a pledge of the Individual Borrower’s interest in the relevant investment vehicle and/or the right to receive distributions indirectly from the applicable funds. Such loan program is not recourse to the applicable funds or its assets. If any similar structured financing arrangement is established with respect to the Company, such an arrangement could create incentives for Centerbridge and/or the Advisor and their respective affiliates to take actions in respect of such assets that it otherwise would not in the absence of such arrangements or otherwise alter its alignment with investors in such investment or other Centerbridge accounts.

Financial Market Fluctuations

The prices of instruments in which the Company invests can be highly volatile and are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic, public health and other events and policies. Any governmental intervention in an applicable jurisdiction often is intended to directly influence prices and at times, together with other factors, causes all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations. The public markets at times experience significant volatility, and a global economic downturn or recession is possible. The extent and duration of such environment, to the private equity industry and global markets as a whole, is unknown. For this reason, valuations in such an environment are subject to heightened uncertainty and subject to numerous subjective judgments, any or all of which could turn out to be incorrect with the benefit of hindsight. Furthermore, traditional valuation approaches that have been used historically may need to be modified in order to effectively capture fair value of private investments in the midst of significant volatility or market dislocation. The Company is subject to the risk of failure of any of the exchanges on which its positions trade or of its clearinghouses. In addition, general fluctuations in the market prices of instruments may affect the value of the investments held by the Company. Instability in the securities markets also may increase the risks inherent in the Company’s investments. The ability of the companies whose instruments are held by the Company to refinance debt instruments or loans may depend on their ability to sell new instruments or incur additional borrowings in the public high-yield debt market or otherwise.

Capital Risk

Inflation and rapid fluctuations in inflation rates have recently had, and may continue to have, negative effects on the economy and financial markets, particularly in emerging economies, but also in more developed economies, including in the U.S. economy. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments, and increases in energy prices will often have a negative ripple effect through the economy. In an attempt to stabilize inflation, countries could impose wage and price controls or otherwise intervene in the economy, and central banks could raise interest rates; however, governmental efforts to curb inflation often have negative effects on the level of economic activity. Some countries have historically experienced substantial rates of inflation. Certain countries and regions, including the U.S., have recently seen increased levels of inflation and there can be no assurance that inflation will not have an adverse impact on issuers or the Company’s returns. If an issuer is unable to increase its operating income in times of higher inflation, its profitability will be adversely affected. As inflation rises, issuers will likely incur higher expenses, which can impact profitability absent measures to offset such impacts. As inflation declines, issuers might be unable to reduce expenses in line with any resulting reduction in revenue.

Changes in Interest Rates

The debt investments of the Company may be based on floating rates, such as the Secured Overnight Financing Rate (“SOFR”), EURIBOR, the Federal Funds Rate or the Prime Rate or, with respect to loans or securities originated prior to June 30, 2023, London Interbank Offer Rate (“LIBOR”). General interest rate fluctuations may have a substantial negative impact on the investments, the value of the Common Shares and the rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on the Company’s net interest income. The value of the fixed rate instruments in which the Company could invest generally will have an inverse relationship with interest rates. Accordingly, if interest rates rise, the value of such instruments would be likely to decline. In addition, to the extent that the receivables or loans underlying specific instruments are pre-payable without penalty or premium, the value of such instruments likely would be negatively affected by increasing prepayments, which generally occur when interest rates decline. A change in interest rate could also increase the interest expense, thereby decreasing the net investment income and causing losses and/or the inability to service debt levels. If an issuer cannot generate adequate cash flow to meet its debt obligations, the Company is likely to suffer a partial or total loss of capital invested in the company. Also, an increase in interest rates available to investors could make investment in the Common Shares less attractive if the Company is not able to increase the dividend rate, which could reduce the value of the Common Shares.

A rise in the general level of interest rates can be expected to lead to a change in the interest rate the Company receives on many of its debt investments. Accordingly, an increase in the general level of interest rates could make it easier for the Company to meet or exceed the quarterly performance threshold and may result in a substantial increase in the amount of Investment Income Incentive Fee payable to the Advisor. Because of the structure of the Investment Income Incentive Fee, it is possible that the Company may pay an Investment Income Incentive Fee in a calendar quarter in which the Company incurs a net loss. For example, if the Company earns pre-Incentive Fee net investment income in excess of the quarterly preferred return, the Company will pay the applicable Investment Income Incentive Fee even the Company has incurred a loss in that calendar quarter due to realized and unrealized capital losses.

Factors that can affect market interest rates include, without limitation, inflation, deflation, slow or stagnant economic growth or recession, unemployment, money supply, governmental monetary policies, international disorders, instability in domestic and foreign financial markets and stimulus measures intended to counteract other events (e.g., a public health crisis, including, for example, COVID-19). The timing of and extent to which central banks implement any measures, including adjustments of interest rates, is outside Centerbridge’s control, and there can be no assurance regarding the extent to which any changes in interest rates will or will not occur. In a changing interest rate environment, it is possible that the Company will not be able to manage this risk effectively. If the Company is unable to manage interest rate risk effectively, the Company’s performance could be adversely affected. While the Company is permitted to seek to do so, it is not required to hedge its interest rate risk.

Ongoing Crisis in Ukraine and Other Global Conflicts

On February 24, 2022, the Russian Federation (“Russia”) launched a large-scale invasion of Ukraine, and the ensuing conflict is ongoing. While the long-term effects of this conflict remain to be seen, it has caused, and is likely to continue to cause, significant economic disruption. In response to the conflict, the U.S., the European Union (the “E.U.”), the U.K. and other countries have enacted and continues to enact severe sanctions regimes and/or export controls against Russia, which seek to further isolate Russia from the world economy and include imposition of sanctions against Russia’s Central Bank and other large financial institutions and others, including those that provide political or economic support for Russia’s actions. A number of businesses with a significant historical presence in Russia have curtailed or suspended activities in Russia or dealings with Russian counterparts for reputational or practical reasons, even if such activities are not subject to formal sanctions. While current sanctions may not target Centerbridge, the Company or its investments (or their industries more generally), such sanctions could adversely impact the global economy generally, and the Russian economy specifically by, among other things, creating instability in the energy sector, reducing trade, and increasing volatility and uncertainty. Any new or expanded sanctions that may be imposed by the U.S., the E.U., the U.K. or other countries could materially adversely affect Centerbridge’s operations, including those of the Company and its investments. The situation in Russia and Ukraine remains uncertain and is changing rapidly. Any impacts on the Company’s business or results of operations cannot be predicted.

In early October 2023, conflict in the Middle East involving Hamas and Israel intensified. The situation in the Middle East remains uncertain, and its long term effects remain to be seen. The severity and duration of any such conflict and its future impact on global economic and market conditions (including, for example, oil prices and/or the shipping industry) are impossible to predict, and as a result, present material uncertainty and risk with respect to us, the performance of our investments and operations, and our ability to achieve our investment objectives. Similar risks exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in the Middle East or the immediate surrounding areas.

Other global regional conflicts can have impacts that are wide-ranging, including various of the impacts described above, among others. See also “Risks Relating to the Company’s Business and Structure – Economic and Political Environment.”

Financial Services Industry Risks

Many financial services companies have asset and liability structures that are essentially monetary in nature and are directly affected by many factors, including domestic and international economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, monetary and fiscal policies, interest rates, inflation, currency values, market conditions, the availability and cost of short-term and long-term funding and capital, the credit capacity or perceived creditworthiness of customers and counterparties and the level and volatility of trading markets. Such factors can adversely impact financial institutions and their customers, suppliers, service providers and counterparties, all of whom are potential investment targets for the Company. Moreover, the financial services industry is highly dependent on technology and communications and information systems, is exposed to many types of operational risks and operates in a highly regulated environment; each of these factors could have an adverse impact on financial institutions and their customers and counterparties.

Cyclicality

Certain sectors targeted by the Company are highly cyclical and subject to significant fluctuation due to competition, the high level of government regulation, general economic conditions, the level of interest rates, the state of the public equity markets, catastrophic events, general social conditions and other factors. This cyclicality has produced periods characterized by intense price competition due to excess underwriting capacity as well as periods during which shortages of capacity resulted in high premium levels. It is difficult to predict the timing of such events with certainty or to estimate the amount of loss that any given event will generate. The returns on the Company’s investments may therefore be lower in certain periods. For example, the financial performance of credit-related investments, which includes both regulated institutions, such as depositories, as well as specialty finance and asset management investments, are susceptible to the cyclicality associated with the sector. Although an individual credit platform’s financial performance depends in part upon its own specific business characteristics, there are macroeconomic factors that could result in more benign or severe investment environments. The Company is expected to continue to experience the effects of this cyclicality.

Ratings of Instruments May Not Accurately Reflect Risks

The Company could invest in debt securities that have been rated by internationally recognized rating organizations. While the Advisor gives some consideration to ratings, ratings often are not fully indicative of the actual credit risk of the investments in the rated instruments. In general, the credit ratings of these organizations represent the opinions of such agencies as to the quality of investments that they rate and are not a guarantee of quality. Such agencies may change their method of valuation of, and the ratings of, securities held by the Company at any time. These changes may occur quickly and often. A credit rating is not a recommendation to buy, sell or hold assets and may be subject to revision or withdrawal at any time by the assigning rating agency. In the event that a rating assigned to any corporate debt obligation is lowered for any reason, no party is obligated to provide any additional support or credit enhancement with respect to such corporate debt obligation. Rating agencies attempt to evaluate the safety of principal and interest payments and do not evaluate the risks of fluctuations in market value; therefore, ratings may not fully reflect the true risks of an investment. Also, rating agencies may fail to make timely changes in credit ratings in response to subsequent events, so that an obligor’s current financial condition may be better or worse than a rating indicates. Consequently, credit ratings of any corporate debt obligation are only a preliminary indicator of investment quality as of a point in time, and not a guarantee of investment quality as of that point in time or any future point in time.

Rating changes, including but not limited to reductions or withdrawals, may occur for any number of reasons. The changes may affect one or more assets at a single time or within a short period of time, and such changes can have a material adverse effect upon the instrument and company to which they relate. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with the Company’s debt portfolio and the Company’s ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on the Company’s financial performance and the value of the Company’s Common Shares.

Economic and Political Environment

Various sectors of the global financial markets have been experiencing an extended period of adverse conditions. Market uncertainty has increased dramatically, particularly in the U.S. and Europe, and adverse market conditions have expanded worldwide. These conditions have resulted in disruption of the global credit markets, periods of reduced liquidity, greater volatility, general widening of credit spreads, an acute contraction in the availability of credit and a lack of price transparency. These volatile and often difficult global credit market conditions have episodically adversely affected the market values of equity, fixed-income and other financial instruments and this volatility could continue and conditions could even deteriorate further. Some of the largest banks and companies across many sectors of the economy in the U.S. and Europe have declared bankruptcy, entered insolvency, administration, or similar proceedings, been nationalized by government authorities and/or agreed to merge with or be acquired by other banks or companies that had been considered their peers. The long-term impact of these events is uncertain but could continue to have a material effect on general economic conditions, consumer and business confidence and market liquidity. On the political front, the Advisor is consistently wary of changes that could result in market volatility; areas of heightened focus include the war involving Russia and Ukraine, conflict in the Middle East, trade wars, and China. The Advisor will continue to closely monitor the economic and political environment with a particular focus on protecting the downside.

It is uncertain whether regulatory and other governmental actions will be able to prevent further losses and volatility in securities markets or stimulate the credit markets. The Company could be adversely affected by the foregoing events, or by similar or other events, including tax reform, in the future. In the longer term, there may be significant new regulations that could limit the Company’s activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of a severe worldwide economic downturn. Consequently, the Company may not be capable of, or successful at, preserving the value of its assets, generating positive investment returns or effectively managing risks.

The Company has not and does not intend to obtain political risk insurance. The activities of the Company could be materially adversely affected by the instability in the U.S. and/or global financial markets and/or changes in market, economic, political, and/or regulatory conditions, as well as by numerous other factors outside the control of the Company, the Advisor, the Shareholders and their respective affiliates.

The threats of terrorist strikes, and the fear of prolonged conflict in the Middle East and elsewhere, have exacerbated volatility in the financial markets and caused consumer, corporate and financial confidence to weaken, increasing the risk of a “self-reinforcing” economic downturn. While new opportunities for portfolio companies may arise in the insurance and reinsurance industries because of catastrophic events and financial market problems, the climate of uncertainty may have an adverse effect upon the portfolio companies in which the Company makes investments. Economic and political uncertainty also increases the difficulty of modeling market conditions, which may reduce the accuracy of the Advisor’s financial projections. The performance of the Company’s portfolio companies may be affected by additional catastrophic events.

Many of the portfolio companies in which the Company will invest may be susceptible to economic slowdowns or recessions. Therefore, non-performing assets may increase, and the value of the Company’s portfolio may decrease during these periods as the Company is required to record the investments at their current fair value. Economic slowdowns or recessions could lead to financial losses in the Company’s portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase portfolio companies’ funding costs, limit portfolio companies’ access to the capital markets or result in a decision by lenders (including the Company) not to extend credit to such portfolio company. These events could prevent the Company from increasing investments and harm its operating results.

Public Health Emergencies

Public health risks can affect the broader local, national and international economy, along with Centerbridge and the issuers or companies in which the Company invests, and could give rise to force majeure conditions, the effects of which could be significant. The outbreak of the coronavirus (“COVID-19”) pandemic (and the emergence of several variants thereof, including most recently Delta and Omicron) has resulted in numerous deaths, adversely impacted global commercial activity, and contributed to significant volatility and liquidity concerns in certain equity, debt, derivatives and commodities markets. The extent and duration of such negative impact to the private equity industry and global markets as a whole is currently unknown. The global ramifications of the outbreak have been evolving over the course of the pandemic, and at different points in time many countries, states, local and provincial governments have reacted by declaring states of emergency and by instituting (or strongly encouraging) quarantines, prohibitions on travel and movement, the closure of offices, businesses, schools, retail stores, restaurants, hotels, courts and other public venues, and other restrictive measures designed to help slow the spread of COVID-19. Many businesses have also implemented at different time and to different degrees similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of the COVID-19 pandemic, have created and may continue to create significant disruption in the global public and private markets, supply chains and economic activity and are especially impactful on transportation, hospitality, tourism, sports and entertainment, industries related to natural resources production and development and other industries. Moreover, throughout the continued spread of COVID-19, governments and businesses have taken and may continue to take increasingly aggressive measures to help slow its spread. For this reason, among others, as COVID-19 has and could in the future continue to spread throughout the world, resulting in adverse market impacts, including a potential global recession or regional or other economic recessions, the likelihood of an ongoing and/or exacerbated impact is uncertain and difficult to assess.

While the U.S. Food and Drug Administration and other similar regulators globally have approved COVID-19 vaccines and these vaccines are currently available to the general public in the United States and in many non-U.S. jurisdictions, a substantial proportion of the U.S. population and the population other jurisdictions has, despite the availability of vaccines, not been vaccinated, and a portion of vaccinated individuals may not be fully protected against the disease. Furthermore, such vaccines have shown reduced efficacy within an extended period of time following inoculation and against certain existing or emerging variants of COVID-19, and emerging variants may continue to be more transmissible or deadly than existing variants of COVID-19. In addition, the operations of the Company, its investments and the Advisor may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of the personnel of any such entity or the personnel of any such entity’s key service providers. In this regard, views and other forward-looking statements expressed in this Report are based upon assumptions that are susceptible to becoming stale and which may not have been updated in each case due to remaining uncertainty and therefore should be considered in light of such qualifications. Accordingly, correspondingly qualified considerations should be attached to the valuation, performance and other market information included herein.

Any public health emergency, including any new outbreaks of COVID-19, SARS, H1N1/09 flu, respiratory syncytial virus (also known as RSV), avian flu, other coronaviruses, monkeypox, Ebola or other existing or new epidemic diseases, or the threat thereof, could have a significant adverse impact on Centerbridge, the Advisor, the Company and its portfolio investments and could meaningfully adversely affect the Company’s ability to fulfill its investment objectives.

The extent of the impact of any public health emergency on the Company’s and its investments’ operational and financial performance will depend on many factors, including, but not limited to, the duration and scope of such public health emergency (as well as the availability of effective treatment and/or vaccination), the extent of any related travel advisories and voluntary or mandatory government or private restrictions implemented, the impact of such public health emergency on overall supply and demand, goods (including component parts and raw materials) and services, investor liquidity, consumer confidence and spending levels, the extent of government support and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, health crises caused by a pandemic could exacerbate other pre-existing political, social, economic, market and financial risk. For this reason, valuations in such environment are subject to heightened uncertainty and subject to numerous subjective judgments even beyond what is traditionally the case, any or all of which could turn out to be incorrect with the benefit of hindsight. Furthermore, traditional valuation approaches that have been used historically may need to be modified in order to effectively capture fair value in the midst of significant volatility or market dislocation. For example, the shortage of workers and lack of key components and raw materials that has come as a result of COVID-19, among other factors, has contributed, and may continue to contribute, to manufacturers and distributors being unable to produce or supply enough goods to meet increasing demands. The impact of these global supply chain constraints may not fully be reflected until future periods and may have an adverse impact on the Company and its investments in the future even if COVID-19 is not as prevalent in the public. The effects of a public health emergency have the potential to materially and adversely impact the value and performance of the Company’s investments, the Company’s ability to source, manage and divest investments (including but not limited to circumstances where potential transactions are already signed but not closed), and the Company’s ability to achieve its investment objectives, all of which could result in significant losses to the Company. Any such disruptions may continue for an extended and uncertain period of time. In particular, a public health emergency like COVID-19 may have a greater impact on leveraged assets. For example, the COVID-19 pandemic has impacted investments made by other Centerbridge Funds to varying degrees, in some cases significantly negatively; in certain other instances, the impact has been positive. Furthermore, such circumstances can have a negative impact on a counterparty’s ability to meet or willingness to honor its financial obligations (including, without limitation, its ability to extend credit or otherwise to transact with the Company or an issuer). Current conditions may affect how counterparties interpret their obligations (and the Company’s obligations) pursuant to counterparty arrangements such that the applicability, or lack thereof, of force majeure or similar provisions could also come into question and ultimately could work to the detriment of the Company. In addition, the operations of the Company, the companies in which it invests, and the Advisor may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel and movement, remote working requirements and other social, political, financial, legal and regulatory or other factors related to an actual or threatened public health emergency (such as the COVID-19 pandemic), including its potential short-term and/or long-term adverse impact on the health of the personnel of any such entity, including possibly its key persons, or the personnel of any such entity’s key service providers and the volatility in the labor, transport, energy and other marketing resulting from or otherwise linked to the relaxation of related quarantine measures, meeting and travel restrictions. An extended period of remote work arrangements could strain the Advisor’s or its investments’ business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair the Company’s or its portfolio companies’ ability to manage their respective businesses. These circumstances also may hinder Centerbridge’s, the Advisor’s, the Company’s and/or any issuer’s ability to conduct their respective affairs and activities as they normally would, including by impairing usual communication channels and methods, hampering the performance of administrative functions such as processing payments and invoices, and diminishing their ability to make accurate and timely projections of financial performance. No previous success by Centerbridge or its affiliates in dislocated markets is any guarantee of the Company’s success in respect of investing and managing any investment during and after the COVID-19 pandemic.

In connection with the impacts of the current pandemic and any future such public health crisis, the Company is expected to incur heightened legal expenses which could similarly have an adverse impact to the Company’s returns. For example, but not by limitation, the Company or its investments may be subject to heightened litigation and its resulting costs, which costs may be significant and are expected to be borne by the Company and/or its investments. There is also a heightened risk of cyber and other security vulnerabilities during the current public health emergency and any future one, which could result in adverse effects to the Company or its investments in the form of economic harm, data loss or other negative outcomes.

As a result of a public health emergency like the COVID-19 pandemic, the Advisor may in the future determine, in its discretion, that it is most effective and/or efficient to use private air and/or charter travel due to travel restrictions and/or health and safety considerations, including to and from locations where Advisor and/or Centerbridge personnel are currently living (even if different than where the Advisor and/or Centerbridge have historically had offices). The cost of such private air or charter travel shall be an expense of the Company. The Advisor also may determine to use alternative methods, including the use of technology, when sourcing and conducting diligence on potential portfolio investments and monitoring of existing portfolio investments.

Banking Relationships

Centerbridge, the Company and/or its portfolio companies will hold cash and other assets in accounts with one or more banks, custodians or depository or credit institutions (collectively, “Banking Institutions”), which may include both U.S. and non-U.S. Banking Institutions from time to time. The Company and/or its portfolio companies may also enter into credit facilities and have other relationships with Banking Institutions. The distress, impairment, or failure of, or a lack of investor or customer confidence in, any of such Banking Institutions may limit the ability of Centerbridge, the Advisor, the Company and/or its portfolio companies to access, transfer or otherwise deal with its assets, draw upon a credit facility, or rely upon any of such other relationships, in a timely manner or at all, and may result in other market volatility and disruption, including by affecting other Banking Institutions. All of the foregoing could have a negative impact on the Company or its portfolio companies. For example, in such a scenario, the Company or a portfolio company could be forced to delay or forgo an investment or a distribution, including in connection with a withdrawal, or generate cash to fund such investment or distribution from other sources (including by disposing of other investments or making other borrowings) in a manner that it would not have otherwise considered desirable. Furthermore, in the event of the failure of a Banking Institution, access to a depository account with that institution could be restricted and U.S. Federal Deposit Insurance Corporation (“FDIC”) protection may not be available for balances in excess of amounts insured by the FDIC (and similar considerations may apply to Banking Institutions in other jurisdictions not subject to FDIC protection). In such a case, Centerbridge, the Advisor, the Company and/or its portfolio companies may not recover all or a portion of such excess uninsured amounts and could instead have an unsecured or other type of impaired claim against the Banking Institution (alongside other unsecured or impaired creditors). Centerbridge does not expect to be in a position to reliably identify in advance all potential solvency or stress concerns with respect to its, the Company’s or its portfolio companies’ banking relationships, and there can be no assurance that Centerbridge, the Advisor, the Company or its portfolio companies will be able to easily establish alternative relationships with and transfer assets to other Banking Institutions in the event a Banking Institution comes under stress or fails.

U.S. Trade Policy

Significant changes to U.S. trade policy, including changes to current legislation and trade agreements and the imposition of tariffs have been discussed by the current U.S. presidential administration and certain members of Congress. Additionally, the United States has begun to use tariffs and, in some cases, to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries in order to seek to achieve its political aims. For example, in May 2018, the United States announced sweeping tariffs on aluminum and steel. Later that year, the U.S. administration imposed additional tariffs targeting Chinese imports.

Related to such actions, certain foreign governments, including Canada, China and Mexico instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. These retaliatory actions could trigger extended “trade wars” between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Although certain tariffs have subsequently been eased or withdrawn, tensions around trade continue and future tariffs could have an adverse impact on the Company’s portfolio investments. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.

Global trade disruption, together with future downturns in the global economy, significant introductions of trade barriers and trade frictions between United States and many of its trade partners could adversely affect the financial performance of the Company. As political uncertainty and global developments continue, there is a greater risk that trade tensions could have a negative impact on the Company and its investments.

Corporate Citizenship

The Company may consider sustainability factors alongside traditional factors when making investment decisions. See “Item 1. Qualifying Assets.” There is no guarantee that the Advisor and Company will successfully make investments in companies that create sustainable value, and the Company only will seek to make such investments to the extent it believes doing so would help maximize risk-adjusted returns by securing additional value or reducing sustainability risk and otherwise consistent with the terms of the Company. To the extent that the Advisor or Company engage with companies on sustainable value creation practices and potential enhancements thereto, such engagements are generally ultimately intended to optimize value but may not achieve the desired results, or the market or society may not view any such changes as desirable. Successful engagement efforts on the part of the Advisor and the Company will depend on the Advisor’s and Company’s respective skill in properly identifying and analyzing material sustainability and other factors and their impact-related value, and there can be no assurance that the strategy or techniques employed will be successful. Furthermore, in many cases, the Advisor’s and Company’s respective abilities to engage with companies on sustainability-related matters is expected to be limited, for example, as a result of the nature of the Company’s investment. Considering sustainability factors when evaluating an investment may result in the selection or exclusion of certain investments based on the Advisor’s view of the significance of those sustainability-related and other factors, which view could ultimately prove to be incorrect for a multitude of reasons. There is the risk that, due to imperfect assessment of sustainability factors or engagement with companies on such matters, the Company may underperform other funds that do not take sustainability-related factors into account or, conversely, underperform specialized funds that are largely or exclusively focused on sustainable investing principles or factors. The legal and regulatory landscape relating to sustainability is evolving quickly and there is expected to be a heightened focus on sustainability practices and disclosures at the Company level as well as at a company level, which is expected to include new regulations. Such increased scrutiny and new regulations in conjunction with an evolving regulatory landscape are likely to impose additional expenses related to compliance and a number of risks such as the difficulty of compliance or reputational harm as to any of these relevant constituents, which may be borne by the Company.

While the Advisor may consider sustainability factors when making an investment decision, the Company does not pursue a sustainability-based investment strategy or limit its investments to those that meet specific sustainable value creation criteria or standards. Any reference in this Report to sustainability considerations is not intended to qualify the Company’s seeking investments that it believes will generate attractive risk-adjusted returns and sustainable value creation is not a principal investment strategy of the Company.

Force Majeure and Climate Change

Portfolio investments may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemics or any other serious public health concerns, war, terrorism and labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability). Some force majeure events may adversely affect the ability of any such parties a (including a company or a counterparty to the Company) to perform their obligations until they are able to remedy the force majeure event. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, damage property, or instigate disruptions of service. In addition, the cost to a borrower of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Force majeure events that are incapable of or are too costly to cure may have a permanent adverse effect on a portfolio company. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which the Company could invest specifically. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more portfolio companies or its assets, could result in a loss to the Company, including if the investment in such portfolio companies is canceled, unwound or acquired (which could be without what the Company considers to be adequate compensation). In some cases, transaction or other agreements may provide for termination of the agreement if the force majeure event is so catastrophic as to render it incapable of remedy within a reasonable, pre-agreed period. During the COVID-19 pandemic, these provisions have resulted in costly litigation for some companies and in future disruption scenarios such costly litigation may be expected to occur. Force majeure clauses may be drafted or construed narrowly in a manner that would not cover a particular event that might occur, such as a pandemic or global public health crisis. If this were to occur, there could be an adverse impact on the Company and/or could result in protracted and costly litigation to resolve. Any of the foregoing may therefore adversely affect the performance of the Company and its investments.

Cyber Security Breaches and Identity Theft

Cyber security incidents, cyber-attacks, denial of service attacks, ransomware attacks and social engineering attempts (including business email compromise attacks) are increasing in frequency, scope and severity at a global level and will likely continue to increase in the future. There have been a number of recent highly publicized cases involving financial services companies reporting the unauthorized disclosure of client or customer information and the unauthorized transfer of client or customer funds, as well as cyber-attacks involving the dissemination, theft and destruction of corporate information or other assets, whether as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. The Advisor, the Company, the Company’s investments, their service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect the Company, its investors and the Company’s investments, despite the efforts of the Advisor and any service providers engaged by the Company’s investments and/or the Company to adopt technologies, policies and practices intended to mitigate these risks and protect the security of their information technology and communications systems and related assets, as well as the confidentiality, integrity and availability of information belonging to the Company, its investors and the Company’s investments.

The Company depends on Centerbridge and the Advisor to develop or procure and utilize appropriate systems for the Company’s activities, and Centerbridge, the Advisor and the Company depend heavily upon computer systems to perform necessary business functions. The information and technology systems of the Company, the Advisor, Centerbridge and their respective service providers and those of companies in which the Company invests are, just as with other companies, vulnerable to potential damage or interruption from cyber-attacks (such as computer viruses malicious software, infiltration or tampering by unauthorized persons, ransomware demands, denial of service attacks and other malicious code), security breaches (such as physical and electronic break-ins), network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, ransomware demands, denial of service attacks, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information. Although Centerbridge has implemented, and companies likely will have implemented, various measures designed to manage risks relating to these types of events, if important systems are compromised, become inoperable for extended periods of time or cease to function properly, it would likely be necessary for Centerbridge, the Advisor, the Company and/or a company in which the Company has an investment to make a significant investment to fix or replace them. Investments of the Company and other Centerbridge Funds have involved and may in the future involve companies that have experienced cybersecurity events and that, given the rise of cybersecurity incidents, may become involved in future cybersecurity events. Cybersecurity events also could affect other Centerbridge entities. The failure or inadequacy of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the Company’s, the Advisor’s and/or a portfolio investment’s operations and result in a failure to maintain capabilities essential to the Company’s operations and/ or the security, confidentiality or privacy of sensitive data and information processed and stored in, and transmitted through, Centerbridge’s, the Advisor’s, the Company’s, any third-party’s on which the Company relies or their downstream vendors’ computer systems and networks, including personal information relating to Shareholders (and their beneficial owners) and the intellectual property and trade secrets of the Company, the Advisor and/or portfolio investments. Such a failure could result in reputational harm to Centerbridge, the Company and/or the affected company, result in loss of business, increased costs and/or regulatory penalties, subject any such entity and their respective affiliates to legal claims and adverse publicity and otherwise affect their business and financial performance. If a significant number of Centerbridge’s personnel were to be unavailable in the event of a disaster, Centerbridge’s and the Advisor’s ability to effectively conduct the Company’s business could be severely compromised. In addition, there are increased risks relating to Centerbridge’s and the Advisor’s reliance on its computer programs and systems if Centerbridge’s or the Advisor’s personnel are required to work remotely for extended periods of time as a result of events such as an outbreak of infectious disease or other adverse public health developments (such as have persisted during the COVID-19 pandemic) or natural disasters, including an increased risk of cyber-attacks and unauthorized access to Centerbridge’s or the Advisor’s computer systems.

Centerbridge’s and the Advisor’s service providers are subject to the same electronic information security threats as Centerbridge. If a service provider fails to adopt or adhere to adequate data security policies, or in the event of a breach of its networks, information relating to the Company, including information normally made available to Shareholders, may become inaccessible and personally identifiable information of the Shareholders may be lost or improperly accessed, used or disclosed. Notwithstanding the diligence that Centerbridge or the Advisor performs on its service providers, Centerbridge and the Advisor are often not in a position to verify the risks or reliability of their respective information technology systems.

The loss or improper access, use or disclosure of Centerbridge’s, the Advisor’s or the Company’s proprietary information may cause Centerbridge, the Advisor or the Company to suffer, among other things, financial loss, the disruption of their business, liability to third parties, regulatory intervention or reputational damage. Any of the foregoing events could have a negative effect on the Company.

Data Protection

The Company, the Advisor, their respective affiliates and/or service providers may each receive, store, process and use personal data, including through the use of third-party processors and cloud-based and other service providers. Legal requirements relating to the collection, storage, handling and transfer of personal data continue to develop in different countries. The application, interpretation, and enforcement of these developing legal obligations can be uncertain, and could require the Advisor and the Company to further modify certain of their respective information practices and could subject them to additional compliance costs and regulatory scrutiny. Certain activities of the Company, the Advisor and/or their respective affiliates, may, for example, be subject to the E.U.’s General Data Protection Regulation which has been retained and transposed into the domestic law of the U.K. by virtue of the European Union (Withdrawal) Act 2018, the California Consumer Privacy Act, the Cayman Islands Data Protection Act, the U.S. Gramm-Leach-Bliley Act and regulations implemented thereunder by the SEC (Regulation S-P) and the Consumer Financial Protection Bureau, Section 5 of the U.S. Federal Trade Commission Act governing unfair or deceptive acts or practices in or affecting commerce, and emerging U.S. state privacy laws in California, Colorado and Virginia (together with other applicable laws, the “Privacy and Data Protection Laws”). While the Company and the Advisor intend to comply with their privacy and data protection obligations under the Privacy and Data Protection Laws (where applicable), a breach of such laws could result in negative publicity and penalties to any party subject to them (including those related to investments), and may subject the Company to significant costs (whether borne directly or indirectly) associated with such penalties which could include regulatory sanctions, civil liability for claims in damages from data subjects or third parties, significant administrative fines and other penalties. Under some Privacy and Data Protection Laws, it is an offense not to notify the appropriate regulator of a security breach of personal data, or to notify the data subjects affected by the breach. Compliance with Privacy and Data Protection Laws requires implementing effective policies and procedures that reflect the applicable law, and maintaining an ongoing and active monitoring program. Further evolution in the field of data privacy is expected, for example, in the expected implementation of the EU Commission Regulation on Privacy and Electronic Communications to replace its current ePrivacy Directive within the next few years, and possible divergence between U.K. and E.U. data privacy laws, further increasing monitoring and compliance costs. In addition, other U.S. states have passed comprehensive privacy law, including Virginia, Connecticut and Colorado, some of which are now effective or will become effective in the near future and there currently are a number of proposals for comprehensive privacy and data protection legislation pending before U.S. federal and state, and non-U.S. legislative and regulatory bodies that could impose new obligations in areas affecting the business of the Advisor and the Company. Further, the Advisor Company may not be able to accurately anticipate the ways in which regulators and courts will apply or interpret the Privacy and Data Protection Laws and if such laws are implemented, interpreted or applied in a manner inconsistent with the Advisor’s expectations, that may result in the Advisor’s business practices changing in a manner that adversely impacts the Company. The resources required for day-to-day operations and for dealing with exceptional circumstances may divert the Advisor’s time and effort from other activities relating to the management of the Company and entail substantial expense.

Social Media

The use of social networks such as Facebook, X (formerly known as Twitter) and Instagram, message boards such as Reddit and other internet channels has become widespread within the U.S. and globally. As a result, individuals now have the ability to rapidly and broadly disseminate information or misinformation without relying on traditional media intermediaries. Information often spreads rapidly across large segments of the U.S. and global population, frequently without any independent verification as to its accuracy, which has led to the spread of misinformation in many cases. The spread of information or misinformation regarding the Company and the Company’s investments could result in material and adverse effects on any of the foregoing. Furthermore, certain administrators of or other service providers to social networks, message boards, app stores, websites and other internet outlets have taken actions to ban, block, verify or censor the content disseminated on their networks. Such actions, or similar actions taken by government regulators or courts, could negatively affect the Company’s investments or their respective affiliates (e.g., if an issuer of an investment were to face public backlash or regulatory penalties for taking such actions, or if an issuer of an investment were itself the subject of such a ban).

Artificial Intelligence and Machine Learning Developments

Recent technological advances in artificial intelligence and machine learning technology (collectively, “Machine Learning Technology”), including OpenAI’s release of its ChatGPT application, pose risks to Centerbridge, the Advisor, the Company and the

Company’s investments. The Company and the Advisor continue to evaluate and adjust internal policies governing use of Machine Learning Technology by its personnel, including in connection with investment activities. Notwithstanding any such policies, Centerbridge, the Advisor, the Company, the Company’s investments and affiliates, partners, members, shareholders, officers, directors and employees of the foregoing could, unbeknownst to the Company, utilize Machine Learning Technology in contravention of such policies. Centerbridge, the Advisor, the Company and the Company’s investments could be further exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties, whether or not known to the Company or the Advisor, also use Machine Learning Technology in their business activities. The Company and the Advisor will not necessarily be in a position to control the manner in which third-party products are developed or maintained or the manner in which third-party services are provided, even where it has sought contractual protection against such use.

The use of Machine Learning Technology by any of the parties described in the previous paragraph could include the input of confidential information, including material non-public information (either by third parties in contravention of non-disclosure agreements, or by employees of the Company or the Advisor or the aforementioned affiliates and partners in contravention of the Company and the Advisor’s policies) into Machine Learning Technology applications, resulting in such confidential information becoming part of a dataset that is accessible by other third-party Machine Learning Technology applications and users. For further information regarding the risks associated with information security see “Risks Relating to the Company’s Business and Structure – Cyber Security Breaches and Identity Theft” and “Risks Relating to the Company’s Business and Structure – Data Protection.”

FOIA/Public Disclosure

As a result of FOIA, any governmental public records access law, any state or other jurisdiction’s laws similar in intent or effect to FOIA, or any other similar statutory or regulatory requirement, the Company, the Advisor, the Shareholders or any of their respective services providers or their affiliates may be required to disclose information relating to the Company, or their affiliates, and/or any entity in which an investment is made, which disclosure could, for example, affect the Company’s competitive advantage in finding attractive investment opportunities. In addition, some of the Common Shares may be held by Shareholders that are subject to public disclosure requirements, such as public pension plans and listed investment vehicles. The amount of information about their investments that is required to be disclosed has increased in recent years, and that trend may continue. To the extent that disclosure of confidential information relating to the Company or its investments results from the distribution of information by Shareholders, the Company may be adversely affected. The Company has the authority, in order to prevent any such potential disclosure, to withhold information otherwise to be provided to such public investors. Conversely, recent and potential future regulatory changes applicable to investment advisers and/or the accounts they advise will or could result in Centerbridge and/or the Company becoming subject to additional disclosure requirements, the specific nature of which is, to some extent, as yet uncertain.

Duties of the Advisor and the Shareholder’s Rights

The Advisor is engaged to provide the Company (and not any individual Shareholder) with portfolio management and certain administrative services. As such, and to the fullest extent permitted by law, none of the Shareholders will have direct rights against the Advisor and the Advisor does not represent or owe any duty to any individual Shareholder in the Company in connection with its appointment to provide such services.

Interpretation of Governing Agreements and Legal Requirement

The governing and related documents of the Company (the “Governing Agreements”) are detailed agreements that establish complex arrangements among the Advisor, the Company and its investors, and other entities and individuals. Questions will arise from time to time under the Governing Agreements regarding the parties’ rights and obligations in certain situations, some of which the parties may not have considered while drafting and executing the Governing Agreements. In these instances, the applicable provisions of the Governing Agreements, if any, may be broad, general, ambiguous, or conflicting, and may permit more than one reasonable interpretation. At times, there may not be provisions directly applicable to the situation at hand. While the Company will construe the provisions set forth in the Governing Agreements (including any “hedge clauses” discussed below) in good faith and in a manner consistent with its legal obligations, the interpretations it adopts may not necessarily be, and need not be, the most favorable interpretations for its Shareholders.

The Governing Agreements contain provisions (sometimes referred to as “hedge clauses”) that provide that the Advisor and its agents have no responsibility or liability for any loss incurred by the Company or any Shareholder arising in connection with their activities on behalf of, or their association with, the Company provided that such exculpation will not apply where such person committed certain bad acts (bad faith, willful misconduct, gross negligence or reckless disregard). Hedge clauses are limited by, among other things, Section 206 of the Advisers Act, which the SEC has interpreted to impose certain duties on investment advisers that are not waivable.

An Investment in the Company’s Common Shares Will Have Limited Liquidity

The Company’s Common Shares constitute illiquid investments for which there is not currently, and may not ever be, a secondary market at any time. Investing in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company. Shareholders must be prepared to bear such risks for an extended period of time.

The Common Shares have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

Restrictions on Transfer

The Common Shares have not been and may never be registered under the Securities Act, the securities laws of any U.S. state or the securities laws of any other jurisdiction. Therefore, unless the Common Shares are so registered under the Securities Act and other applicable laws, such Common Shares may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. The Common Shares are an illiquid investment for which there is not a public market and none is expected to develop in the future. Accordingly, it may be difficult to obtain reliable information about the value of the Common Shares. Shareholders generally may not transfer their Common Shares without prior written consent of the Company, which the Company may grant or withhold in its sole discretion. A Shareholder will not be permitted to share confidential information regarding the Company or such Shareholder’s Common Shares with prospective purchasers of its Common Shares unless the Company provides its prior written consent, which it may withhold in its discretion. Except in limited circumstances for legal or regulatory purposes, Shareholders are not entitled to redeem their Common Shares. Shareholders must be prepared to bear such risks for an indefinite period of time. While interests in the Company are not transferable without the Company’s prior written consent, the Company may in the future establish a matching program or other liquidity program for qualifying Shareholders which, subject to legal, tax and other considerations, would facilitate the process for a Shareholder to sell all or a portion of their interest in the Company from time to time to one or more pre-approved secondary buyers.

With respect to a Shareholder that seeks to transfer its Common Shares, it should be expected that as a condition to such transfer such Shareholder will be required to pay and bear the out-of-pocket costs and expenses of the Company and its affiliates in connection with reviewing and processing such proposed transfer. This includes the costs and expenses of legal counsel to the Company and its affiliates. The facts and circumstances of the transfer will be a driver of the out-of-pocket legal expenses associated therewith, which could be substantial.

The Company is generally not able to issue or sell Common Shares at a price below net asset value per share. The Company may, however, sell Common Shares, or warrants, options or rights to acquire Common Shares, at a price below the then-current net asset value per share of Common Shares, if the Board determines that such sale is in the Company’s best interests, and if Shareholders approve the sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Common Shares or senior securities convertible into, or exchangeable for, Common Shares, then the percentage ownership of Shareholders at that time will decrease, and Shareholders may experience dilution.

If the Company undertakes an Exchange Listing in the future, there can be no assurances that a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that the Company’s net asset value per unit of Common Shares may decline. The Company cannot predict whether the Common Shares, if listed on a national securities exchange, will trade at, above or below net asset value.

Limited Opportunity to Sell Common Shares Back to the Company

While the Company may in the future commence a tender offer program to offer investors liquidity, the Board will have complete and absolute discretion to determine whether the Company will engage in any share repurchases and, if so, the terms of such repurchases. Therefore, the Company may ultimately not engage in any share repurchases or may cease share repurchases at any time, and the Shareholder may not be able to sell its Common Shares of the Company at all. The Shareholder should not assume or rely upon any expectation that the Company will offer to repurchase any of the Common Shares.

In addition, the repurchase price per Common Share of future repurchase offers, if any, may be lower than the price per share that Shareholders paid for their Common Shares. In addition, in the event that a Shareholder chooses to participate in a repurchase offer, the

Shareholder may be required to provide the Company with notice of intent to participate prior to knowing what the net asset value per share will be on the repurchase date. A Shareholder seeking to sell Common Shares to the Company as part of a share repurchase offer may be required to do so without knowledge of what the repurchase price per Common Share will be on the repurchase date.

No Right to Control the Company’s Operations

Shareholders in the Company will have no opportunity to control the day-to-day operations of the Company, including investment and disposition decisions. The Company depends on the Advisor to develop and implement appropriate systems for the Company’s activities. These systems and procedures are unlikely to account for every actual or potential disruption of the Company’s operations. In order to safeguard their limited liability from the liabilities and obligations of the Company, Shareholders must rely on the Advisor’s ability to identify, structure and implement investments consistent with the investment objective and policies of the Company.

Consequences of Default

Shareholders will be subject to significant adverse consequences in the event such a Shareholder defaults on its Capital Commitment to the Company. If a Shareholder defaults, the Advisor has the authority to invoke various remedies as provided in the Governing Agreements, including, without limitation, to losing its right to participate in future drawdowns and/or the defaulting Shareholder may be forced to transfer its Common Shares to a third party for a price that is less than the net asset value of such shares of Common Shares, and/or may be forced to forfeit up to 50% of its Common Shares to the other Shareholders. Moreover, if one or more Shareholders defaults, the other Shareholders may be required to contribute their pro rata share as provided in the Subscription Agreement.

Board Participation

From time to time, employees of the Advisor and its affiliates may serve as directors, trustees or advisory members to the board of certain portfolio companies or other entities and, as such, may have duties to persons other than the Company, including other shareholders or members of such portfolio companies. Although holding board positions may be important to the Company’s investment strategy and may improve the Advisor’s management ability, board positions could impair the Company’s ability to sell the relevant securities and/or loans when and upon the terms it wants, and may subject the Company and the Advisor to claims they would otherwise not be subject to as an investor, including claims of breach of duty of loyalty, corporate waste, securities claims and other trustee-related claims. From time to time, representatives of the Advisor and its affiliates (including Centerbridge) may not be able to put the interests of the Company ahead of the interests of other portfolio companies or clients of Centerbridge and/or its affiliates and/or it is possible that the Advisor will be unable to take certain actions in respect of the Company that it otherwise would have taken had such personnel not served in any such capacities.

Indemnification Obligations

The Advisor will not assume any responsibility to the Company other than to render the services described in its Investment Advisory Agreement with the Company, and it will not be responsible for any action of the Board in declining to follow the Advisor’s advice or recommendations. Pursuant to the Investment Advisory Agreement, the Advisor and its trustees, officers, shareholders, members, agents, representatives, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of the Advisor will not be liable to the Company for their acts under the Investment Advisory Agreement, absent bad faith, willful misconduct, gross negligence or reckless disregard in the performance of their duties. The Company will also agree to indemnify, defend and protect the Advisor and its trustees, officers, shareholders, members, agents, representatives, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of the Advisor with respect to all damages, liabilities, costs and expenses resulting from acts of the Advisor not arising out of bad faith, willful misconduct, gross negligence or reckless disregard in the performance of their duties. These protections may lead the Advisor to act in a riskier manner when acting on the Company’s behalf than it would when acting for its own account. Such liabilities (including, without limitation, in connection with trade errors borne by the Company pursuant to such indemnification and exculpation provisions), may also have a negative effect on the returns to the Shareholders. For example, in their capacity as directors of portfolio companies, the officers, directors, agents, shareholders, members or partners of the Advisor may be subject to derivative or other similar claims brought by shareholders of such companies. The indemnification obligation of the Company would be payable from the assets of the Company, including the unpaid Capital Commitments of the Shareholders. Furthermore, as a result of the provisions contained in the Governing Agreements, the Shareholders may have a more limited right of action in certain cases than they would in the absence of such limitations. In addition, in order to comply (or to facilitate compliance) with regulations and policies to which the Company, Centerbridge or service providers (including financial institutions) are or may become subject, or to satisfy regulatory or other requirements in connection with the consummation of investments or with respect to any lender, the Company, Centerbridge, their respective affiliates and their respective consultants, attorneys or other advisors could be required to disclose information about the investors, including their identities and the identities of their beneficial owners, as well as information reasonably required in connection with any tax audit involving the Company or any investor. It should be noted that the Advisor may cause the Company to purchase insurance for the Company, the Advisor and each of their respective employees, agents and representatives.

In addition, the Advisor could cause the Company to advance the costs and expenses of an indemnitee pending outcome of the particular matter (including determination as to whether or not the person was entitled to indemnification or engaged in conduct that negated such person’s entitlement to indemnification). As a result, there may be periods when the Company is advancing expenses to an individual or entity with which the Company is not aligned or is otherwise an adverse party in a dispute.

Qualifying Assets

As a BDC, the 1940 Act prohibits the Company from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of the Company’s total assets are qualifying assets. Therefore, the Company may be precluded from investing in what the Advisor believes are attractive investments if such investments are not qualifying assets. Conversely, if the Company fails to invest a sufficient portion of its assets in qualifying assets, the Company could lose its status as a BDC, which would have a material adverse effect on the Company’s business, financial condition and results of operations. Similarly, these rules could prevent the Company from making additional investments in existing portfolio companies, which could result in the dilution of the Company’s position or could require the Company to dispose of investments at an inopportune time to comply with the 1940 Act. If the Company is forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Status as Business Development Company

If the Company does not maintain its status as a BDC, the Company might be regulated as a closed-end investment company under the 1940 Act, which would subject it to substantially more regulatory restrictions and correspondingly decrease the Company’s operating flexibility and increase its costs.

Non-Diversified Investment Company

The Company operates as a non-diversified investment company within the meaning of the 1940 Act, which means that the Company is not limited by the 1940 Act with respect to the proportion of its assets that it may invest in a single issuer. However, the Company from time to time in the future may be considered a diversified management investment company within the meaning of the 1940 Act. Beyond the asset diversification requirements associated with the Company’s qualification as a RIC for U.S. federal income tax purposes, the Company does not have fixed guidelines for diversification.

While the Company is not targeting any specific industries, its investments may, at times, be concentrated including, for example during ramp-up or harvest periods in which the number of portfolio companies in which the Company has invested is limited. To the extent that the Company holds large positions in a small number of issuers, or within a particular industry, the Company’s net asset value may be subject to greater fluctuation. The Company may also be more susceptible to any single economic or regulatory occurrence or a downturn in particular industry. As a consequence, the aggregate return of the Company would be adversely affected by the unfavorable performance of one or a small number of the Company’s investments.

For Shareholders also invested in another Centerbridge Fund, additional concentration could arise should the Company and such other Centerbridge Funds be invested concurrently in the same investments or sectors.

Emerging Growth Company Status

The Company is qualified as an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of the Company’s initial public offering of common equity securities, (ii) in which the Company has total annual gross revenue of at least $1.235 billion, or (iii) in which the Company is deemed to be a large accelerated filer, which means the market value of the Common Shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as the Company remains an “emerging growth company,” it will likely take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of such extended transition periods.

Because of the exemptions from various reporting requirements provided to the Company as an “emerging growth company” and because the Company will have an extended transition period for complying with new or revised financial accounting standards, the Company may be less attractive to investors and it may be difficult for the Company to raise additional capital as and when needed. Potential investors may be unable to compare the Company with other companies in the same industry if they believe that the Company’s financial accounting is not as transparent as other companies in the industry. If the Company is unable to raise additional capital as and when needed, the Company’s financial condition and results of operations may be materially and adversely affected.

Internal Controls

The Company will not be required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until the Company has been subject to the reporting requirements of the Exchange Act for a specified period of time or the date the Company is no longer an emerging growth company under the JOBS Act. Accordingly, the Company’s internal controls over financial reporting will not initially meet all of the standards contemplated by Section 404 that the Company may eventually be required to meet. The Company will need to undertake the process of building out its internal controls over financial reporting and establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Additionally, the Company will need to undertake the process of documenting its internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of its internal controls over financial reporting. Additionally, the Company’s independent registered public accounting firm will not be required to formally attest to the effectiveness of the internal control over financial reporting until the later of the year following the Company’s first annual report required to be filed with the SEC, or the date the Company is no longer an emerging growth company under the JOBS Act. If the Company is not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, the Company’s operations, financial reporting or financial results could be adversely affected. Matters impacting the Company’s internal controls may cause the Company to be unable to report its financial information on a timely basis and thereby subject the Company to adverse regulatory consequences, including sanctions by the SEC or violations of applicable share exchange listing rules, and may result in a breach of the covenants under the agreements governing any of its financing arrangements, if any. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of its financial statements. Confidence in the reliability of the Company’s financial statements could also suffer if the Company or its independent registered public accounting firm were to report a material weakness in the Company’s internal controls over financial reporting. This could materially adversely affect the Company and, following an Exchange Listing, if any Exchange Listing occurs, lead to a decline in the market price of the Common Shares.

RIC-Related Tax Risks

The Company has qualified as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment under the Code, the Company must meet, amongst other requirements, requirements related to annual distributions, source of income and asset diversification. Failure to meet these requirements may result in the Company having to dispose of certain investments quickly in order to prevent the loss of RIC status. If the Company fails to qualify for or maintain RIC tax treatment for any reason and is subject to corporate federal income tax, the resulting corporate taxes could substantially reduce its net assets, the amount of income available for distribution, and the amount of its distributions. See “Item 1. Taxation as a RIC.”

As a result of the Annual Distribution Requirement (as defined below) (i.e., the requirement that the Company must distribute to its Shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses) to qualify for tax treatment as a RIC, the Company may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. The Company expects to be able to issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of the Company’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred shares, if any, equals at least 150% after such incurrence or issuance. If the Company issues senior securities, it will be exposed to risks associated with leverage, including an increased risk of loss. The Company’s ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit the Company’s investment opportunities and reduce its ability in comparison to other companies to profit from favorable spreads between the rates at which the Company can borrow and the rates at which it can lend. Therefore, the Company intends to seek to continuously issue equity securities, which may lead to Shareholder dilution.

The Company may borrow to fund investments. If the value of the Company’s assets declines, the Company may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit the Company from paying distributions and could prevent it from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains regardless of whether such income and net gains are distributed to Shareholders. If the Company cannot satisfy the asset coverage test, it may be required to sell a portion of its investments and, depending on the nature of the Company’s debt financing, repay a portion of its indebtedness at a time when such sales may be disadvantageous.

Until and unless the Company is treated as a publicly offered RIC as a result of either (i) shares of its Common Shares and preferred shares collectively being held by at least 500 persons at all times during a taxable year, (ii) shares of its Common Shares being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (iii) shares of its Common Shares being treated as regularly traded on an established securities market, each U.S. Shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from the Company in the amount of such U.S.

Shareholder’s allocable share of the Management Fee and Incentive Fees paid to the Advisor and certain of the Company’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. Shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. Shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. Shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. Shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code. The Company does not expect to be treated as a publicly offered regulated investment company for its initial taxable year and cannot assure you that it will be treated as a publicly offered regulated investment company for any taxable year thereafter.

Phantom Income. For U.S. federal income tax purposes, the Company will include in its taxable income certain amounts that it has not yet received in cash. For example, if the Company holds debt obligations that are treated under applicable U.S. federal income tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), the Company must include in its taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether the Company receives cash representing such income in the same taxable year. The Company may also have to include in its taxable income other amounts that the Company has not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or shares. Further, the Company may elect to amortize market discount on debt investments and currently include such amounts in its taxable income, instead of upon their sale or other disposition, as any failure to make such election would limit the Company’s ability to deduct interest expense for tax purposes. Because such OID or other amounts accrued will be included in the Company’s investment company taxable income for the taxable year of accrual, the Company may be required to make distributions to Shareholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, even though the Company will have not received any corresponding cash payments. Accordingly, to enable the Company to make distributions to Shareholders that will be sufficient to enable the Company to satisfy the Annual Distribution Requirement, the Company may need to sell some of its assets at times and/or at prices that it would not consider advantageous, the Company may need to raise additional equity or debt capital or the Company may need to forego new investment opportunities or otherwise take actions that are disadvantageous to its business (or be unable to take actions that are advantageous to its business). If the Company is unable to obtain cash from other sources to enable the Company to satisfy the Annual Distribution Requirement, the Company may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Share Dividend. Although the Company currently does not intend to do so, the Company may declare a large portion of a dividend in the Company’s shares at the election of each Shareholder. Revenue Procedures issued by the IRS allow a publicly offered RIC to distribute its own shares as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all Shareholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/shares dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Shareholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in shares) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of the Company’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, Shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear whether the Company will be a publicly offered RIC and to what extent the Company will be able to pay taxable dividends in the Company’s shares (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).

Distribution Reinvestment. The Company maintains an opt-out distribution reinvestment plan. Shareholders that participate in the Company’s DRIP will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested (plus withholding tax, if applicable) in the Company’s Common Shares to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a Shareholder is a tax-exempt entity, the Shareholder may have to use funds from other sources to pay the tax liability on the value of the Company’s Common Shares received as a result of the distribution.

Takeover Attempts

The Company’s Declaration of Trust, as well as certain statutory and regulatory requirements, will contain certain provisions that may have the effect of discouraging a third party from attempting to acquire the Company. The Board may comprise trustees with staggered terms, which is intended to prevent Shareholders from removing a majority of trustees in any given election. This, along with other anti-takeover provisions, may inhibit a change of control in circumstances that could give Shareholders the opportunity to realize a premium over the value of shares of the Common Shares.

Dilution

The Company’s Declaration of Trust authorizes the issuance of additional Common Shares without requiring the approval of the Shareholders. Shareholders will not have preemptive rights to purchase any shares issued by the Company in the future. The Company’s Declaration of Trust authorizes the issuance of an unlimited number of Common Shares. The Board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent the Company issues additional equity interests at or below net asset value, an existing Shareholder’s percentage ownership interest in the Company may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of the Company’s investments, Shareholders may also experience dilution in the book value and fair value of their shares.

Under the 1940 Act, the Company is generally prohibited from issuing or selling Common Shares at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. The Company may, however, sell Common Shares, or warrants, options, or rights to acquire Common Shares, at a price below the current net asset value of the Common Shares if the Board determines that such sale is in the Company’s best interests and the best interests of Shareholders, and the Shareholders, including a majority of those Shareholders that are not affiliated with the Company, approve such sale. In any such case, the price at which the Company’s securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities (less any distributing commission or discount). If the Company raises additional funds by issuing Common Shares or senior securities convertible into, or exchangeable for, Common Shares, then the percentage ownership of existing Shareholders at that time will decrease and such Shareholders will experience dilution.

All distributions declared in cash payable to Shareholders that are participants in the DRIP will generally be automatically reinvested in shares of Common Shares unless the investor opts-out of the plan. As a result, Shareholders who opt-out of the DRIP may experience accretion to the net asset value of their shares if the Company’s Common Shares is trading at a premium to net asset value and dilution if the Company’s Common Shares is trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of Shareholders who participate in the DRIP, the level of premium or discount at which shares of Common Shares are trading and the amount of the distribution payable to Shareholders.

Outstanding Shares Prior to an Exchange Listing

The ability of Shareholders to liquidate their investments will be limited. If the Company conducts an Exchange Listing in the future, a large volume of sales of shares could decrease the prevailing market prices of the Common Shares and could impair the Company’s ability to raise additional capital through the sale of equity securities in the future. The ability of Shareholders to liquidate their investments could further depress the market price of Common Shares and have a negative effect on the Company’s ability to raise capital in the future. In addition, anticipated downward pressure on the Common Share price due to actual or anticipated sales of Common Shares from this market overhang could cause some institutions or individuals to engage in short sales of the Common Shares, which may itself cause the price of the Common Shares to decline.

Net Asset Value

The net asset value and liquidity, if any, of the market for the Common Shares may be significantly affected by numerous factors, some of which are beyond the Company’s control and may not be directly related to the Company’s operating performance. These factors can include any, or a combination of any, of the following and/or other considerations:

•
changes in the value of the Company’s portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•
changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•
loss of RIC tax treatment or BDC status;

•
distributions that exceed the Company’s net investment income and net income as reported according to U.S. Generally Accepted Accounting Principles (“U.S. GAAP”);
•
changes in earnings or variations in operating results;
•
changes in accounting guidelines governing valuation of the Company’s investments;
•
any shortfall in revenue or net income or any increase in losses from levels expected by the Shareholders;
•
departure of the Advisor or certain of its key personnel;
•
general economic trends and other external factors; and
•
loss of a major funding source.

Preferred Shares

The Board may be authorized to issue preferred shares in one or more series without Shareholder approval, which could potentially adversely affect the interests of existing Shareholders.

The Company cannot assure Shareholders that the issuance of preferred shares, debt securities and/or convertible debt securities would result in a higher yield or return to the holders of Common Shares. The issuance of preferred shares, debt securities or convertible debt would likely cause the net asset value of the Common Shares to become more volatile. If the dividend rate on the preferred shares, or the interest rate on the debt securities and/or the convertible debt securities, were to approach the net rate of return on the Company’s investment portfolio, the benefit of such leverage to the holders of the Common Shares would be reduced. If the dividend rate on the preferred shares, or the interest rate on the debt securities and/or convertible debt securities, were to exceed the net rate of return on the Company’s portfolio, the use of leverage would result in a lower rate of return to the holders of Common Shares than if the Company had not issued the preferred shares, debt securities or convertible debt securities. Any decline in the net asset value of the Company’s investment would be borne entirely by the holders of Common Shares. Therefore, if the market value of the Company’s portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of Common Shares than if the Company was not leveraged through the issuance of preferred shares, debt securities or convertible debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for the Common Shares. There is also a risk that, in the event of a sharp decline in the value of the Company’s net assets, the Company would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred shares, debt securities or convertible debt, or the Company’s current investment income might not be sufficient to meet the dividend requirements on the preferred shares or the interest payments on the debt securities and/or the convertible debt securities. In order to counteract such an event, the Company might need to liquidate investments in order to fund the redemption of some or all of the preferred shares, debt securities or convertible debt. In addition, the Company would pay (and the holders of Common Shares would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred shares, debt securities, convertible debt, or any combination of these securities. Holders of preferred shares, debt securities or convertible debt may have different interests than holders of Common Shares and may at times have disproportionate influence over the Company’s affairs.

The 1940 Act requires that holders of shares of preferred shares must be entitled as a class to elect two trustees at all times and to elect a majority of the trustees if dividends on such preferred shares are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred shares, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of Common Shares and preferred shares, both by the 1940 Act and by requirements imposed by rating agencies, might impair the Company’s ability to maintain its tax treatment as a RIC for U.S. federal income tax purposes.

Unrealized Depreciation

As a BDC, the Company is required to carry investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by the Board. The Board has designated the Advisor as valuation designee to perform the Company's fair value determinations relating to the value of its assets for which market quotations are not readily available. Decreases in the market values or fair values of the Company’s investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in the Company’s portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to the Company with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of the Company’s income available for distribution in future periods. In addition, decreases in the market value or fair value of the Company’s investments will reduce the Company’s net asset value.

Pre-Incentive Fee net income does not include any realized or unrealized capital gains or losses or unrealized capital appreciation or depreciation. Because of the structure of the Incentive Fee, it is possible that the Company may pay an Incentive Fee in a quarter where the Company incurs a loss. For example, this may occur if the Company earns pre-Incentive Fee net income even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses.

PIK Interest Payments

Certain of the Company’s debt investments could contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by the Company of PIK interest will have the effect of increasing the Company’s assets under management. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in the Company’s pre-Incentive Fee net investment income and, as a result, an increase in Incentive Fees that are payable by the Company to the Advisor.

To the extent original issue discount instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of the Company’s income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (i) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (ii) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (iii) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (iv) because original issue discount income is accrued without any cash being received by the Company, required cash distributions may have to be paid from offering proceeds or the sale of Company assets without investors being given any notice of this fact; (v) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (vi) even if the accounting conditions for income accrual are met, the borrower could still default when the Company’s actual payment is due at the maturity of the loan; and (vii) original issue discount creates risk of non-refundable cash payments to the Advisor based on non-cash accruals that may never be realized.

Distributions

None of the Company, the Advisor or their respective affiliates can provide any assurance whatsoever that the Advisor or its respective affiliates, as applicable, will be successful in choosing, making, managing and realizing investments in any particular asset, company or portfolio of assets or companies. There is no assurance that the Company will be able to generate returns for its investors or that the returns will be commensurate with the risks of investing in the type of assets or companies and transactions described herein. There may be little or no near-term cash flow available to the Shareholders from the Company and there can be no assurance that the Company will make any distribution to the Shareholders. The amount of any distributions the Company may make on the Common Shares is uncertain. The Company may not be able to pay distributions, or be able to sustain distributions at any particular level, and the Company’s distributions per share, if any, may not grow over time, and the Company’s distributions per share may be reduced. The Company has not established any limit on the extent to which it may use borrowings, if any, and the Company may use offering proceeds to fund distributions (which may reduce the amount of capital the Company ultimately invests in portfolio companies).

Subject to the Board’s discretion and applicable legal restrictions, the Company generally intends to authorize and declare cash distributions on a quarterly basis and pay such distributions on a quarterly basis. The Company expects to pay distributions out of assets legally available for distribution. However, the Company cannot assure Shareholders that the Company will achieve investment results that will allow the Company to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. The Company’s ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to the Company as a BDC under the 1940 Act can limit the Company’s ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital the Company ultimately invests in debt or equity securities of portfolio companies. The Company cannot assure Shareholders that the Company will pay distributions to Shareholders in the future.

Distributions on the Common Shares may exceed the Company’s taxable earnings and profits, particularly during the period before the Company has substantially invested the net proceeds from this offering. Therefore, portions of the distributions that the Company pay may represent a return of capital to Shareholders. A return of capital is a return of a portion of Shareholders’ original investment in shares of the Company’s Common Shares. As a result, a return of capital will (i) lower Shareholders’ tax basis in their shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds the Company has for investment in portfolio companies. The Company has not established any limit on the extent to which the Company may use offering proceeds to fund distributions.

The Company may pay distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of Shareholders’ capital and will lower Shareholders’ tax basis in their shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value.

Distributions from offering proceeds also could reduce the amount of capital the Company ultimately has available to invest in portfolio companies.

Systems and Operational Risks

Execution of the Company’s strategy is dependent in part on certain systems. The Company depends on the Advisor to develop and implement appropriate systems for the Company’s activities. These systems and procedures are unlikely to account for every actual or potential disruption of the Company’s operations. The Company’s business is dynamic and complex. As a result, certain operational risks are intrinsic to the Company’s operations, especially given the diversity and complexity of transactions that the Company is expected to enter into. The Company’s business is highly dependent on its ability to process, on a daily basis, investment activity across numerous and diverse markets. Consequently, the Company relies heavily and on a daily basis on financial, accounting and other data-processing systems to execute, clear and settle transactions across numerous and diverse markets and to evaluate certain instruments, to monitor its portfolio and capital and to generate risk management and other reports that are critical to oversight of the Company’s activities. Certain of the Company’s and the Advisor’s activities will be dependent upon systems operated by third parties, including prime brokers, the Administrator, counterparties and other service providers, and the Advisor often is not in a position to thoroughly vet the risks or reliability associated with certain third-party systems, based on a number of factors such as, but not limited to, limitations of access to vendor data who have been unwilling to provide such access, or, in some circumstances, time constraints in vetting vendors to the optimal extent, and in each case, may have limited recourse against vendors. Failures or vulnerabilities in the systems employed by the Advisor, prime brokers, the Administrator, counterparties, exchanges and similar clearance and settlement facilities and other parties could result in mistakes made in the confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for or other adverse consequences. Disruption to third-party critical service providers, such as the Company’s auditors, external counsel, administrator and custodian, may result in other disruptions in the Company’s operations. Operational risks may also be the result of inadequate procedures and controls, employee fraud, recordkeeping errors, human errors and/or other mistakes or failures by the Advisor or a service provider. Disruptions in the Company’s operations would likely cause the Company to suffer, among other things, financial loss, the disruption of its business, liability to third parties, regulatory intervention or reputational damage. Any of the foregoing failures or disruptions could have a negative impact on the Company and the Shareholders’ investments therein. While the Advisor has a business continuity plan in place in the event of an operational or other significant incident, there is no guarantee that the plan will specifically contemplate a scenario that may occur, will be capable of implementation under the circumstances that may occur, or that once implemented, would adequately address the challenges presented by the situation.

Projections and Third-Party Reports

The Company will generally make investments on the basis of projections of the operating results of portfolio companies, the market environment and views/assumptions on default rates, recoveries, interest rate movements and technical market factors. Projected operating results will normally be based primarily on the guidance of the company’s management and be justified by the Advisor’s judgments or third-party advice and reports. As discussed elsewhere in this Report, the Advisor, as the Company’s valuation designee, will engage one or more independent valuation firms to assist in the valuation of certain portfolio investments lacking readily available market quotations. The selection and identity of such independent valuation firms will be disclosed by the Company in subsequent reports filed pursuant to the Exchange Act. For more information about the Company’s valuation procedures, see “Item 1. Valuation Procedures.” In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. There can be no assurance that the projected results will be achieved and actual results may vary significantly from the projections. General economic, natural and other conditions, which are not predictable, can have a negative impact on the reliability of such projections. Moreover, the Company’s investments, particularly investments in loans or other forms of indebtedness, may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer or borrower repaying the principal on an obligation held by the Company earlier than expected (which could result in the Company’s return from such investment being less than that anticipated by the Company when it made the investment). As a consequence, the Company’s ability to achieve its investment objective may be affected.

Misconduct of Centerbridge Personnel and Third-Party Service Providers

The Advisor’s reputation is critical to maintaining and developing relationships with existing and prospective investors, as well as with the numerous third parties with which the Advisor and the Company do business. In recent years, there have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry, and there is a risk that employee misconduct could occur with respect to the Company. Misconduct by employees or by third-party service providers could cause significant losses to the Company. Employee misconduct could include, among other things, binding the Company to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, would result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses to the Company and/or Centerbridge. In addition, any improper use or disclosure of confidential information by employees and third-party service providers could result in litigation or serious financial harm, including limiting the Company’s business prospects or future activities. Furthermore, because of Centerbridge’s diverse businesses and the regulatory regimes under which they operate, misdeeds by a Centerbridge entity (or its personnel) could result in foreclosing the Company’s ability to conduct its activities in the manner otherwise intended. It is not always possible to detect, deter and/or prevent misconduct by employees and/or service providers, and the precautions the Advisor takes to detect and prevent this activity are not guaranteed to be effective in all cases. It is also the case that misconduct at the level of a company in which the Company invests also could have a negative effect on such company, and potentially on the Company and/or other Centerbridge affiliates, and similar challenges in detection, deterrence and prevention apply, to an even greater degree, at such level.

Service Providers

The Company, the Advisor, Centerbridge and their personnel are dependent upon counterparties (including, without limitation, any administrators, lenders, brokers, attorneys, consultants and investment or commercial banking firms) and certain other businesses, in each case, including their respective affiliates (collectively, the “Service Providers”). From time to time, Centerbridge, the Company, the Advisor and/or other Centerbridge accounts (or their respective portfolio companies) receive products or services from third parties, the costs and expense of which are re-allocable (in whole or in part) between or among Centerbridge, the Company, the Advisor and/or other Centerbridge accounts (or their respective portfolio companies).

Shareholders do not have contractual privity with Service Providers by virtue of their investment in the Company. Rather, each Shareholder’s relationship in respect of its Interests is with the Company only. Accordingly, absent a direct contractual relationship between the Shareholder and the relevant Service Provider, Shareholders generally will not have standing to bring contract-based claims against the Company’s Service Providers.

Service Providers and certain other advisors and agents of each of the Advisor, the Company or any of their respective affiliates are from time to time investors in the Company and/or sources of investment opportunities and co-investors or counterparties therein and also in certain instances provide goods or services to or have business, personal, political, financial or other relationships with Centerbridge and its affiliates and certain other Company advisors or agents.

In certain cases, the nature of the services performed by the persons described in this section may warrant their presence from time to time or on a periodic basis at Centerbridge’s offices and involvement in meetings at or with Centerbridge or the Advisor, and may benefit from the ability to utilize certain aspects of Centerbridge’s technology or other infrastructure or the ability to present themselves as Service Providers to Centerbridge and/or its portfolio companies. Such persons may assist Centerbridge or the Advisor in a range of activities consistent with their skills and experience and at times serve as directors for Centerbridge’s portfolio companies, activities that could comprise a significant portion of such persons’ overall business activity. Certain similar features can apply to other Service Provider arrangements. Centerbridge makes determinations to apply certain of its policies to certain of such persons for legal and regulatory purposes. The foregoing relationships are third-party service arrangements with persons who are not considered employees of Centerbridge or its portfolio companies, although elements of such arrangements may have some overlap with characteristics applicable to employees. The terms of these consulting arrangements do not require the services of such consultants, and such services will not necessarily be available, for the duration of a specific fund or investment.

Certain employees of Centerbridge from time to time have family members or relatives employed by certain advisors and other Service Providers. These and other relationships could influence, or have the appearance of influencing the Company, in deciding whether to select such a Service Provider. Among the ways Centerbridge seeks to mitigate such potential conflicts is to require periodic disclosure of such relationships and conduct ongoing monitoring. When engaging Service Providers on behalf of itself and the Company and as relationships with such Service Providers continue, Centerbridge and the Advisor apply business selection standards that are similar in nature to the “best execution” principles applicable to brokerage relationships, taking into account the nature of services sought and capabilities of such Service Provider in relation thereto, and also other characteristics of the Service Provider under consideration, such as the following: reputation, ethics and regulatory record; business standards; corporate governance, compliance and controls; technological capabilities and standards; references and relevant expertise; continuity considerations and historical experience with such Service Provider; and the actual or expected quality and timeliness of the services provided relative to the difficulty of the requested services and fees charged or proposed to be charged, with consideration to their competitiveness relative to other Service Providers, if any, that Centerbridge or the Advisor consider to be comparable. It should be noted that relevant comparisons are not always available for a number of reasons, including, without limitation, as a result of a lack of substantial market of providers or users of such services or confidential and/or bespoke nature of such services. From time to time, multiple Service Providers with overlapping capabilities are engaged in order to provide what Centerbridge or the Advisor consider to be the appropriate level of attention to a particular need.

Various approaches apply to the services performed for a given entity or entities (depending on applicable facts or circumstances) and to the pricing methodologies for such services, affecting the actual cost of such services, including, but not limited to, hourly rates, fixed fees, performance-based fees, contingency fees and other arrangements. The same Service Provider may act for Centerbridge or the Advisor and also for the Company or other Centerbridge accounts on various matters, with various approaches to fees that are a function of the specific mandate. From time to time, discounts apply (including those that are task- or transaction-based, or that reflect a “broken deal” or otherwise unfinished mandate). Subject to the considerations described above, the selection of a Service Provider (including a broker or prime broker) to execute transactions, provide financing and securities on loan, hold cash and short balances and provide other services may be influenced by, among other things, the provision by the Service Provider of the following: consulting with respect to technology, operations and equipment, commitment of capital, access to company management and access to deal flow.

In addition, the Company will engage one or more fund administrators to perform certain functions for the Company, including but not limited to, execution and recordkeeping associated with applicable tax elections and filings, support for the Centerbridge’s valuation process and support of certain investor correspondence, investor data management and reporting requests as well as data collection required for various regulatory reporting with which the Company is obligated to comply. Certain employees of such fund administrators dedicate substantially all of their time to the Company and/or the other Centerbridge accounts. In certain circumstances, Service Providers charge different rates or have different arrangements for services provided to Centerbridge, the Advisor or its affiliates as compared to services provided to the Company, the other Centerbridge accounts and/or their respective portfolio companies, which can result in more favorable rates or arrangements with respect to services provided to Centerbridge, the Advisor, the Company, the other Centerbridge accounts and/or their respective portfolio companies by a common service provider than otherwise would apply, the impetus of which may have been the volume of work given to the Service Provider by such persons. In such circumstances, one or more of such persons (including Centerbridge) may be receiving a benefit that was derived, at least in part, by work paid for by other such persons. Centerbridge does not condone seeking discounts from Service Providers for services for Centerbridge in exchange for mandates for the Company or portfolio companies, nor does Centerbridge condone seeking discounts in a manner that would involve less favorable treatment for the Company relative to Centerbridge.

Certain conflicts of interest in connection with the Company arise if Service Providers that are affiliated with Centerbridge or are owned by Centerbridge or any other Centerbridge account or a portfolio company owned by the Company or any other Centerbridge account are engaged. While rare, in circumstances that involve the provision of goods or services by a Service Provider affiliated with Centerbridge or a Centerbridge fund, including the Company or a particular other Centerbridge account or company in which the Company or another Centerbridge account is invested to another person affiliated with Centerbridge, the Company, other Centerbridge account or another company of the Company or other Centerbridge account, or services performed for multiple other Centerbridge accounts or companies by a single, unaffiliated Service Provider, various additional considerations often apply, resulting in conflicts analysis and other measures intended to reduce, monitor and mitigate conflicts, and disclosures and other measures as are required by the governing documents of the Company and the requirements of the Advisers Act. Portfolio companies of the Company and/or any other Centerbridge account, such as corporate platforms, may act as Service Providers in agreements, transactions or other arrangements with portfolio companies of the Company or portfolio companies of an other Centerbridge account or other Centerbridge affiliates that, although Centerbridge determines to be consistent with the requirements of the Company’s or such other Centerbridge account’s governing documents, may not have otherwise been entered into but for the affiliation with Centerbridge, and which may involve fees and/or servicing payments to Centerbridge-affiliated entities that are not subject to management fee reduction provisions. For example, portfolio companies held by the Company and/or any other Centerbridge account have been selected by Centerbridge to perform certain services and functions, including, but not limited to, due diligence, loan servicing and other functions, on behalf of one or more of the Company or the other Centerbridge accounts, and Centerbridge anticipates that similar arrangements sometimes will occur in the future. Such selections will be made on an arm’s length basis on terms that the Advisor determines to be within customary market norms for Service Providers of appropriate caliber. An example of a circumstance which can arise in the context of companies that own real assets or property is in connection with a scaling asset-based company that has within it a management company that is held by one or more other Centerbridge accounts, where such management company later has the opportunity to service, on an arm’s length basis, other assets held by a portfolio company of the Company and /or one or more other Centerbridge accounts.

The Company could acquire from or sell to Centerbridge a Service Provider as an investment or participate alongside Centerbridge or another Centerbridge account in the acquisition of a Service Provider, after determining the appropriate valuation at which such transaction should occur. In addition, before entering into any transaction with respect to any such Service Provider, it is anticipated that Centerbridge will obtain any consents that may be required under the Advisers Act or other applicable laws or regulations and, by acquiring an interest in the Company, each Shareholder consents to all such transactions to the fullest extent permitted by law, and will be deemed to have waived any claim against Centerbridge or its affiliates with respect to any liability arising from the existence of any such conflict of interest. It is possible that the Advisor will determine to cause the Company, either alone or together with one or more other Centerbridge accounts, to seek to purchase an interest in a portfolio company of one or more other Centerbridge accounts from such other Centerbridge account or other Centerbridge accounts at a price based on valuation approved by a third-party valuation agent.

Risks Relating to Due Diligence of and Conduct at Companies

Before making investments, the Advisor typically will conduct due diligence that they deem reasonable and appropriate based on the facts and circumstances applicable to such company (including the nature of the security, the size of the Company’s proposed investment and deal dynamics). Due diligence generally entails evaluation of important and complex business, financial, tax, accounting, environmental, social, government, technical, compliance and legal issues. Outside consultants, legal advisors, accountants, credit rating agencies, investment banks and other third parties often are involved in the due diligence process to varying degrees depending on the type of investment. Such involvement of third-party advisors or consultants presents a number of risks, including that the Advisor has reduced control of the functions that are outsourced. In addition, if the Advisor is unable to timely engage third-party providers, its ability to evaluate and acquire more complex targets could be adversely affected. When conducting due diligence and making an assessment regarding an investment, the Advisor will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. Representations made by a counterparty could be inaccurate, and third-party investigations may not uncover risks. Conduct occurring at a company, even activities that occurred prior to the Company’s investment therein, could have an adverse impact (financial or otherwise) on the Company. In certain cases, the Advisor may not conduct its standard level of due diligence with respect to a particular prospective investment, including where it believes that such level of due diligence is either not possible or not practicable given the circumstances of the proposed investment (such as where the window of opportunity is short and the demand by other investors is high). In such circumstances, there may be a shorter due diligence process, a smaller Advisor deal team and/or a less formal Investment Committee process than another investment under different circumstances might entail. Limitations on the ability to conduct diligence of an investment opportunity could ultimately adversely affect the outcome of the investment. As a result of any or all of these circumstances, due diligence investigation that the Advisor carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that are necessary or helpful in evaluating such investment opportunity or may have been discovered with a more fulsome process, especially when there is a compressed diligence timeframe and/or heightened competition for an investment, where there may be limited publicly available information with respect to a particular company or its executives, where because of the size or other aspects of an investment limited information is made available to the Company by the prospective investment, or in circumstances where all or a portion of such due diligence is conducted remotely. Moreover, conducting such diligence will not necessarily result in the investment being successful.

In circumstances where, during the due diligence process, Centerbridge accesses non-public confidential information, there is a possibility that certain trading restrictions would apply to Centerbridge and its affiliates, which may affect the Company’s ability to transact. Additionally, it is difficult to obtain accurate and complete information regarding the true financial condition of certain companies, especially those in financial distress. There can be no assurance that attempts to provide downside protection with respect to assets or companies in which the Company invests will achieve their desired effect, and potential investors should regard an investment in the Company as being speculative and having a high degree of risk.

In addition, at times, the Company’s investment opportunities will require rapid execution, and investment analyses and decisions by the Advisor are frequently required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Advisor at the time an investment decision is made can be limited, and the Advisor at times will not have access to detailed information regarding the Company’s investment opportunity. Therefore, no assurance can be given that the Advisor will have knowledge of all circumstances that could adversely affect an investment. In addition, the Advisor will from time to time involve independent consultants in connection with its evaluation and/or diligence of certain proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and the Company may incur liability as a result of such consultants’ actions.

Additionally, in the case of investments in loans, the company or the seller thereof may make material misrepresentations or omissions with respect to such loans. Such inaccuracy or incompleteness may adversely affect the value of the Company’s instruments in such company and/or the valuation of the collateral underlying the loans or adversely affect the ability of the Company to perfect or effectuate a lien on the collateral securing the loan. The Company will rely upon the accuracy and completeness of representations made by companies and/or their former owners in the due diligence process to the extent reasonable, but cannot guarantee the accuracy or completeness of such representations. Under certain circumstances, payments to the Company may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.

Portfolio Company Management

The day-to-day operations of each company in which the Company invests will be the responsibility of such company’s management team. The success of each portfolio company depends in substantial part upon the skill and cooperation of the applicable portfolio company’s management team. Additionally, companies will need to attract, retain and develop executives and members of their management teams. The amount of time spent by management teams on their companies will also be important, and in that respect, it is noted that management teams of one company can be expected, from time to time, to assist with sourcing and/or management functions of other companies (including portfolio companies of other Centerbridge Funds). The market for executive talent is, notwithstanding general unemployment levels or developments within a particular industry, extremely competitive. There can be no assurance that companies will be able to attract, develop, integrate and retain suitable members of their management teams and, as a result, the Company may be adversely affected thereby. The Advisor will also be responsible for monitoring the performance of each company to varying degrees, depending on a number of factors such as ownership interest, level of governance and information rights, but there can be no assurance that the existing management team, or any successor, will operate the company in accordance with the Company’s preference or expectation.

Operating and Financial Risks of Portfolio Companies

Companies in which the Company invests could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment, or an economic downturn. As a result, companies which the Company expects to be stable may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress. In some cases, the success of the Company’s investment strategy will depend, in part, on the ability of the Company to restructure and/or effect improvements in the operations of a portfolio company. The activity of identifying and implementing restructuring programs and operating improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that the Company will be able to successfully identify and implement such restructuring programs and improvements.

Litigation

In connection with ordinary course investing activities, Centerbridge, Centerbridge Funds and their respective affiliates, employees and directors as well as portfolio companies of funds managed by Centerbridge are and may become involved in litigation either as a plaintiff or a defendant. Moreover, in light of Centerbridge’s distressed investment activities, Centerbridge, Centerbridge Funds and their respective affiliates as well as portfolio companies of the funds managed by Centerbridge are and may become parties in interest (for example, as creditors) in bankruptcy proceedings. Given the inherently adverse nature of the bankruptcy claims process, claimants having diverse interests to Centerbridge, its affiliates and portfolio companies have sought and will seek to advance wide-ranging arguments intended to enhance their recovery prospects.

There can be no assurance that any litigation, once begun, will be resolved in favor of the Company. Any such litigation could be prolonged and expensive, and typically such costs (which may include consultants, investigators, experts, electronic discovery vendors and other advisors, in addition to legal costs, and which in the aggregate may be substantial) are borne by the Company. In addition, it is not unusual for participants in reorganizations to use the threat of, as well as actual, litigation as a negotiating technique. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Company and would reduce net assets or could require Shareholders to return to the Company distributed capital and withdrawal proceeds.

Capital Structure Arbitrage

In certain circumstances, the execution of a distressed investing strategy will depend on the ability of the Advisor to identify and successfully execute the relationships between movements in different instruments within an issuer’s capital structure (e.g., bank debt, convertible and non-convertible senior and subordinated debt and preferred and common stock). Identifying and successfully executing on these opportunities involves uncertainty. In the event that the perceived pricing inefficiencies underlying an issuer’s instruments were to fail to materialize as expected by the Advisor, the Company could incur a loss.

Alternative Data

The investment research and monitoring process at times incorporates, as a means of potentially understanding broad trends and themes, information that could be considered “big data” or “alternative data,” (terms that generally refer to large datasets culled from a variety of sources). Among the risks presented by “big data” or “alternative data” are the following: developing or licensing such datasets can be resource intensive, generating research expense allocable to the Company or other Centerbridge Funds; special legal considerations may come into play, including data privacy law requirements and other legal requirements associated with the collection, retention and use of such information, which can be a source of various legal and regulatory risks; it may be difficult to draw any reliable conclusions from such datasets; conflicts of interest can arise and changes in legal and regulatory standards relating to such information (including a continuing climate of stringency and scrutiny, focused in part on market participants that may have incorporated material non-public information into such datasets) could give rise to new implications of and limitations on its receipt and use. There can be no assurance that Centerbridge will be able to successfully incorporate such datasets into its investment research and monitoring process or avoid experiencing risks associated with such information, the impact of which could be material.

Credit Facilities

The Company, directly, or indirectly through a wholly-owned subsidiary (each a “Financing Subsidiary,” and collectively, “Financing Subsidiaries”) has entered into and expects to enter into in the future one or more revolving credit facilities, including the MS Revolving Credit Facility, the SMTB Credit Facility and the BNPP Credit Facility (each a “Credit Facility,” and collectively, “Credit Facilities”). The Company's Credit Facilities may be secured by its portfolio company investments and/or capital commitments from investors in the private placement of its Common Shares. As a result its Credit Facilities, the Company may be subject to a variety of risks. Certain terms of credit facilities and other forms of leverage will have the effect of imposing constraints on our investments, including requiring the lender’s consent to make new or additional investments or to move cash or other assets from a subsidiary of ours, even if the subsidiary is not in default. Credit agreements typically include terms that permit the lender to materially reduce or terminate the credit line, including an acceleration right or a termination right upon any event of default. In some cases, events of default are tied to events relating to the borrowing entity, us, or other circumstances, even if those events are not related to the borrower’s ability to repay the borrowing. To the extent we pledge capital commitments as collateral for a Credit Facility, a lender could have the right to issue drawdown notices and require the funding of a drawdown purchase from investors in the private placement of our common shares, the proceeds of which would be used to pay down the Credit Facility. In the event that a Credit Facility or other form of leverage is materially reduced or terminated, there can be no assurance that suitable replacement financing facilities could be arranged. Any reduction or termination might result in our being unable to obtain financing for additional investments and could reduce investor returns by deleveraging us and causing investors to bear increased costs. Upon an event of default relating to a Credit Facility or other form of financing, it is likely that the leverage provider would attempt to exercise its remedies, which could have a material adverse impact on us. The existence of these limitations could cause the Company or its affiliates to incur leverage in conditions that are not optimal.

Limitations on Leverage

The Company may, subject to the limitations described below, incur leverage in connection with its operations, collateralized by its assets and/or Capital Commitments, however, the Company has the authority to use leverage through borrowing on margin, derivative instruments, repurchase agreements or otherwise. The amount of leverage that the Company employs will depend on the Advisor’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. The use of leverage by the Company may have important consequences to the Shareholders, including, but not limited to, the following: (i) greater fluctuations in the net asset value of the Company; (ii) use of cash flow (including capital contributions) for debt service and related costs and expenses, rather than for follow-on investments, additional investments, distributions or other purposes; (iii) increased interest expense if interest rate levels were to increase significantly; (iv) limitation on the activities of the Company, including the flexibility of the Company to make distributions to the Shareholders or sell assets that are pledged to secure the indebtedness; (v) the amount and timing of contributions and distributions to Shareholders may be affected in a manner that may have potentially adverse consequences to Shareholders; and (vi) lower multiples of cost (but enhanced internal rate of return) for equity investments. There can be no assurance that the Company will have sufficient cash flow to meet its debt service obligations. As a result, the Company’s exposure to losses may be increased due to the illiquidity of its investments generally.

The Company may sometimes leverage its unfunded Capital Commitments or the Company’s portfolio investments and assets because the Advisor believes that the use of leverage may enable the Company to achieve a higher rate of return. Accordingly, in such circumstances, the Company may pledge its securities or other assets and provide other credit support in order to borrow additional funds for investment purposes. The Company also may leverage its investment return with options, short sales, swaps, forwards and other derivative instruments. The amount of indebtedness that the Company may have outstanding at any time may be substantial in relation to its capital. Although indebtedness incurred by the Company can generate proceeds that can be deployed into new or follow-on investments made by the Company and has the potential to enhance overall returns that exceed the Company’s cost of funds, it will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. Borrowing money to take positions provides the Company with the advantages of leverage, but exposes it to greater market risks and higher current expenses.

Shareholders may be required to acknowledge their obligation to pay their share of such indebtedness up to the amount of their unfunded Capital Commitments or to acknowledge the right of such lender to call on such Shareholders to fund their commitments. The Governing Agreements may provide a lender with the right to receive detailed due diligence and credit related information regarding the Shareholders. The Advisor reserves the right, in its sole discretion, to waive these requirements for certain Shareholders, which may have an adverse effect on the Company’s ability to obtain such credit facility or terms thereof.

As a BDC, generally, the ratio of the Company’s total assets (less total liabilities other than indebtedness represented by senior securities) to the Company’s total indebtedness represented by senior securities plus any preferred shares, if any, must be at least 200%; however, legislation enacted in March 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, the Company can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, the Company can borrow up to $2 for every $1 of investor equity). On December 31, 2023, the sole initial Shareholder approved a proposal that allows the Company to reduce its asset coverage ratio to 150% pursuant to Section 61(a)(2) of the 1940 Act, and such election became effective on the first day immediately after the date of such approval. If this ratio declines below 150%, the Company cannot incur additional debt and could be required to sell a portion of its investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on the Company’s operations, and the Company may not be able to service its debt or make distributions.

In addition, as market conditions permit, the Company may securitize its loans to generate cash for funding new investments. To securitize loans, the Company may create a subsidiary (including a wholly-owned subsidiary or other entity that engages in investment activities in securities or other assets that are primarily controlled by the Company), contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. The Company would retain all or a portion of the equity in the securitized pool of loans. The Company’s retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. The Company will comply with the provisions of the 1940 Act governing capital structure and leverage (Section 18, as modified by Section 61) on an aggregate basis with any subsidiary, such that the Company will treat subsidiary debt as its own for purposes of Section 61 under the 1940 Act. In addition, to the extent that any subsidiary of the Company is party to an investment or management agreement with the Advisor, an affiliate of the Advisor or any other person, the Company will comply with the provisions of the 1940 Act relating to investment advisory contracts as if the applicable adviser or manager were an investment adviser to the Company under Section 2(a)(20) of the 1940 Act.

Leverage magnifies the potential for loss on investments in the Company’s indebtedness and on invested equity capital. As the Company will use leverage to partially finance its investments, Shareholders will experience increased risks of investing in the Company’s securities. If the value of the Company’s assets increases, then leveraging would cause the net asset value attributable to the Common Shares to increase more sharply than it would have had the Company not leveraged. Conversely, if the value of the Company’s assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had the Company not leveraged its business. Similarly, any increase in the Company’s income in excess of interest payable on the borrowed funds would cause the Company’s net investment income to increase more than it would without the leverage, while any decrease in the Company’s income would cause net investment income to decline more sharply than it would have had the Company not borrowed. Such a decline could negatively affect the Company’s ability to pay dividends on its Common Shares, scheduled debt payments or other payments related to the Company’s securities.

Hedging Transactions

The Company could in the future enter into hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions would entail additional risks to our Shareholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, we could use instruments such as forward contracts or currency options in currencies selected to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments could include counterparty credit risk. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. While hedging transactions can reduce such risks, they generally will not be designed to prevent all loss from our position. There also could be barriers that prevent us from entering into certain hedging transactions. Hedging transactions could result in a lower overall performance for us than if it had not entered into hedging transactions and generally introduces new risks, such as counterparty risk and greater illiquidity. In addition, the Company is permitted to borrow funds in one or more foreign currencies as a form of protection against currency risk. The use of such financing could create new risks not traditionally associated with credit facilities or other forms of leverage. Conversely, to the extent that we do not enter into hedging transactions, borrower defaults and fluctuations in currency exchange rates or interest rates could result in poorer overall performance for us than if it had entered into such hedging transactions. The success of any hedging transactions that we enter into will depend on our ability to correctly predict movements in currency and interest rates. Therefore, while we could enter into hedging transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result.

Derivatives and Financial Commitment Transactions

In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act that governs the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under Rule 18f-4, the Company is required to trade derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions) subject to a value-at-risk (“VaR”) leverage limit and certain derivatives risk management program and reporting requirements. Generally, these requirements apply unless the Company satisfies a “limited derivatives users” exception that is included in Rule 18f-4. Under Rule 18f-4, when the Company trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, it needs to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the Company’s asset coverage ratio or treat all such transactions as derivatives transactions. Reverse repurchase agreements or similar financing transactions aggregated with other indebtedness do not need to be included in the calculation of whether the Company satisfies the limited derivatives users exception, but for funds subject to the VaR testing requirement, reverse repurchase agreements and similar financing transactions must be included for purposes of such testing whether treated as derivatives transactions or not. Compliance with these new requirements was required as of August 19, 2022. These requirements may limit the ability of the Company to use derivatives, short sales, and reverse repurchase agreements and similar financing transactions as part of its investment strategies. These requirements may increase the cost of the Company’s investments and cost of doing business, which could adversely affect investors. The Advisor operates the Company under an exclusion from the definition of commodity pool operator available under U.S. Commodity Futures Trading Commission regulations.

Risks Relating to the Company’s Investments

Risks Related to Investments in Loans

The Company expects to invest primarily by making loans, either through primary issuances or in secondary transactions, including potentially on a synthetic basis. The value of such loans may be detrimentally affected to the extent a borrower defaults on its obligations. There can be no assurance that the value assigned by the Company to collateralize an underlying loan can be realized upon liquidation, nor can there be any assurance that any such collateral will retain its value. Furthermore, circumstances could arise (such as in the bankruptcy of a borrower) that could cause the Company’s security interest in the loan’s collateral to be invalidated. Also, much of the collateral will be subject to restrictions on transfer intended to satisfy securities regulations, which will limit the number of potential purchasers if the Company intends to liquidate such collateral. The amount realizable with respect to a loan may be detrimentally affected if a guarantor, if any, fails to meet its obligations under a guarantee. Finally, there may be a monetary, as well as a time cost involved in collecting on defaulted loans and, if applicable, taking possession of various types of collateral.

Co-investment with Third Parties

The Company may co-invest in portfolio companies with third parties (including, in certain circumstances, the Advisor and its affiliates) through partnerships, joint ventures or other arrangements. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third party co-venturer or partner may at any time have economic or business interests or goals that are inconsistent with those of the Company or may be in a position to take action contrary to the Company’s investment objective. In addition, the Company may under certain circumstances be liable for actions of their third party co-venturers or partners.

The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without the prior approval of the trustees who are not interested persons and, in some cases, the prior approval of the SEC. The Company sought an Order from the SEC in order to co-invest alongside other funds/vehicles managed by the Advisor or its affiliates, or alongside the Advisor or its affiliates in a principal capacity, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. On August 20, 2024, the SEC granted the Order to the Company permitting the Company to participate in certain co-investment transactions alongside other funds and vehicles managed by the Advisor or its affiliates (or alongside the Advisor or its affiliates in a principal capacity) that would otherwise be prohibited under the 1940 Act, subject to certain terms and conditions. Any such investments will be in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other affiliates.

In situations when co-investment with other Centerbridge Funds is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of any exemptive relief granted to the Company by the SEC, the Advisor and/or its affiliates will need to decide which client or clients will proceed with the investment.

Debtor-in-Possession Loans

It is expected that from time to time, the Company could invest in or extend loans to debtors that have filed for protection under Chapter 11 of the U.S. Bankruptcy Code or equivalent protections under the laws of other jurisdictions. These debtor-in-possession (“DIP”) loans are most often revolving working-capital facilities put into place at the outset of a Chapter 11 case to provide the debtor with both immediate cash and the ongoing working capital that will be required during the reorganization process. While such loans are generally less risky than many other types of loans as a result of their seniority in the debtor’s capital structure and because their terms have been approved by a federal bankruptcy court order, it is possible that the debtor’s reorganization efforts may fail and the proceeds of the ensuing liquidation of the DIP lender’s collateral might be insufficient to repay in full the DIP loan.

Loan Origination

The Company will, at times, acquire and/or originate loans and/or other debt instruments (or pools thereof) with the intention of syndicating to third parties a portion or potentially all of its investment following the initial signing or consummation thereof. If the Company is unable to sell, assign or successfully close transactions for participations in the loans that it acquires or originates, the Company will be forced to hold its excess interest in such loans for an indeterminate period of time. This could result in the Company’s investments being over-concentrated in certain borrowers.

High-Yield Instruments

From time to time, the Company could invest in high-yield instruments, which are generally not exchange-traded and, as a result, trade in the over-the-counter marketplace, which is less transparent than the exchange-traded marketplace. In addition, the Company expects to invest in instruments of issuers that do not have publicly traded equity instruments, making it more difficult to hedge the risks associated with such investments. High-yield instruments face ongoing uncertainties and exposure to adverse business, financial or economic conditions which could lead to the issuer’s inability to meet timely interest and principal payments. The market values of certain of these lower-rated and unrated debt instruments tend to reflect individual corporate developments to a greater extent than do higher-rated instruments which react primarily to fluctuations in the general level of interest rates and tend to be more sensitive to economic conditions than are higher-rated instruments. Issuers that issue high-yield instruments are often highly leveraged and lack access to more traditional methods of financing. It is possible that a major economic recession could disrupt severely the market for high-yield instruments and have an adverse impact on the value of such high-yield instruments. In addition, it is possible that any such economic downturn could adversely affect the ability of the issuers of such instruments to repay principal and pay interest thereon and increase the incidence of default of such high-yield instruments.

Convertible Instruments

From time to time, the Company could execute its strategies through investments in convertible instruments or other similar equity-related instruments as a means of limiting downside risk and providing the opportunity to capture upside potential. Convertible instruments include bonds, debentures, notes, preferred stocks or other instruments that may be converted into or exchanged for a specified amount of common shares of the same or different issuer within a particular period of time at a specified price or a price determined using an agreed formula. A convertible instrument entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible instrument matures or is redeemed, converted or exchanged. Convertible instruments have unique investment characteristics in that they generally (i) have higher yields than common shares, but lower yields than comparable non-convertible instruments; (ii) are potentially less subject to fluctuation in value than the underlying common shares due to their fixed-income characteristics; and (iii) provide the potential for capital appreciation if the underlying value of the issuer increases.

The value of a convertible instrument depends on its “investment value” (determined by its yield in comparison with the yields of other instruments of comparable maturity and quality that do not have a conversion privilege) and its “conversion value” (such instrument’s worth, at market value, if converted into the underlying common shares). The investment value of a convertible instrument is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the issuer and other factors also typically have an effect on the convertible instrument’s investment value. The conversion value of a convertible instrument is determined by the market price of the underlying common shares. If the conversion value is low relative to the investment value, the price of the convertible instrument is governed principally by its investment value. To the extent the market price of the underlying common shares approaches or exceeds the conversion price, the price of the convertible instrument will be increasingly influenced by its conversion value. A convertible instrument generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common shares while holding a fixed-income instrument. Generally, the amount of the premium decreases as the convertible instrument approaches maturity.

A convertible instrument may be subject to redemption at the option of the issuer at a price established in the convertible instrument’s governing documents. If a convertible instrument held by the Company is called for redemption, the Company will be required to permit the issuer to redeem the instrument, convert it into the underlying common shares or sell it to a third party. Any of these actions could have an adverse effect on the Company’s ability to achieve its investment objective.

First Lien Loans

First lien loans hold the most senior position in the capital structure of a business entity and are typically, but not necessarily, secured with specific collateral that is senior to that held by unsecured creditors, subordinated debt holders and shareholders of the borrower. The first lien loans in which the Company will invest are likely to be collateralized and may be rated below investment grade or may also be unrated. As a result, the risks associated with first lien loans may be similar to the risks of below investment grade instruments, although first lien loans are typically senior and secured in contrast to other below investment grade instruments, which may be subordinated and/or unsecured. Nevertheless, if a borrower under a first lien defaults, becomes insolvent or goes into bankruptcy, the Company may recover only a fraction of what is owed on the senior loan or nothing at all. First lien loans are subject to a number of risks described elsewhere in this Report, including credit risk and liquidity risk.

Although the first lien loans in which the Company will invest may be secured by collateral, there can be no assurance that such collateral could be readily liquidated or that the liquidation of such collateral would satisfy a borrower’s obligation in the event of non-payment of scheduled interest or principal. In the event of the bankruptcy or insolvency of a borrower, the Company could experience delays or limitations with respect to its ability to realize the benefits of the collateral securing a senior loan. Such collateral could be subject to complex, competing legal claims and any applicable legal or regulatory requirements which could restrict the giving of collateral or security by a borrower under a loan, such as, for example, thin capitalization, over-indebtedness, financial assistance and corporate benefit requirements. In addition, security interests may be unperfected for a variety of reasons, including the failure to make required filings by lenders, and the Company may not have priority over other creditors. In the event of a decline in the value of the already pledged collateral, if the terms of a first lien loan do not require the borrower to pledge additional collateral, the Company will be exposed to the risk that the value of the collateral will not at all times equal or exceed the amount of the borrower’s obligations under the first lien loans. Even if such loans do require the borrower to pledge additional collateral, there is no warranty the borrower will be able to pledge collateral of sufficient value or at all. To the extent that a first lien loan is collateralized by stock in the borrower or its subsidiaries, such stock may lose some or all of its value in the event of the bankruptcy or insolvency of the borrower. Those first lien loans that are under-collateralized involve a greater risk of loss. In the context of cross-border lending it is possible that the rights actually enjoyed by lenders will be adversely affected by the interplay of the rules of the various applicable legal systems.

Second Lien Loans

The Company could invest in loans that are secured by a second lien on assets. Second lien loans have been a developed market for a relatively short period of time, and there is limited historical data on the performance of second lien loans in adverse economic circumstances. In addition, second lien loan products are subject to intercreditor arrangements with the holders of first lien indebtedness, pursuant to which the second lien holders have waived many of the rights of a secured creditor, and some rights of unsecured creditors, including rights in bankruptcy, which can negatively affect recoveries. While there is broad market acceptance of some second lien intercreditor terms, no clear market standard has developed for certain other material intercreditor terms for second lien loan products. This variation in key intercreditor terms may result in dissimilar recoveries across otherwise similarly situated second lien loans in insolvency or distressed situations. While uncertainty of recovery in an insolvency or distressed situation is inherent in all debt instruments, second lien loan products carry more risks than certain other debt products.

For reasons not necessarily attributable to any of the risks set forth in this Report, the prices of the debt instruments in which the Company invests may decline substantially. It may not be possible to predict, or to hedge against, such “spread-widening” risk. Additionally, the perceived discount in pricing may still not reflect the true value of the assets underlying debt instruments in which the Company invests, and therefore further deteriorations in value with respect thereto may occur following the Company’s investment therein. For example, after mid-2007, the market for many loan instruments, including second lien loans, contracted significantly, which made virtually all leveraged loan instruments, particularly second lien loan instruments, less liquid or illiquid. Many participants ceased underwriting and purchasing certain second lien loan Instruments. There can be no assurance that the market for second lien loans will not experience future contractions.

Unitranche Loans

A unitranche loan blends each tranche of a debt financing into a single tranche combining senior and subordinated loan debt. A unitranche loan in the Company’s investment portfolio will therefore be subject to the same risk factors as senior and subordinated loans set out elsewhere in this Report. A unitranche loan may, in some cases, have a longer maturity than a senior secured loan and, because it combines senior and subordinated debt, it may be provided in a larger size, often by one or two counterparts as opposed to a club or syndicate. Its broader risk parameters and larger size often lead to more bespoke features, and in some cases the lender taking an observer seat on the borrower’s board.

Structured Products

The Company could invest in securities backed by, or representing interests in, certain underlying instruments or assets, including collateralized loan obligations. The cash flow on the underlying instruments or assets may be apportioned among the structured products to create securities with different investment characteristics such as varying maturities, payment priorities and interest rate provisions, and the extent of the payments made with respect to the structured products is dependent on the extent of the cash flow on the underlying instruments. The performance of structured products will be affected by a variety of factors, including the availability of any credit enhancement, the level and timing of payments and recoveries on and the characteristics of the underlying receivables, loans or other assets that are being securitized, remoteness of those assets from the originator or transferor, the adequacy of and ability to realize upon any related collateral and the capability of the servicer of the securitized assets. Structured products are typically sold in private placement transactions, and investments in structured products may therefore be illiquid in nature, with no readily available secondary market. Because certain structured products of the type in which the Company may invest may involve no credit enhancement, the credit risk of those structured products generally would be equivalent to that of the underlying instruments. The Company could invest in a class of structured products that is either subordinated or unsubordinated to the right of payment of another class. Subordinated structured products typically have higher yields and present greater risks than unsubordinated structured products.

Additionally, the yield to maturity of a tranche may be extremely sensitive to the rate of defaults in the underlying reference portfolio. A rapid change in the rate of defaults may have a material adverse effect on the yield to maturity. It is therefore possible that the Company could incur losses on its investments in structured products regardless of their original credit profile. Finally, the securities in which the Company is authorized to invest include securities that are subject to legal or contractual restrictions on their resale or for which there is a relatively inactive trading market. Securities subject to resale restrictions may sell at a price lower than similar securities that are not subject to such restrictions.

Minority Investments

The Company may make minority investments, or may make investments in “club” deals alongside entities sponsored by other private credit or private equity firms, in portfolio companies where the Company may not be in a position to exercise control over the management of such companies, have the right to appoint a director/trustee or otherwise be able to control or effectively influence the business or affairs of such entities. In such cases, the Company would have a limited ability to protect a position in such companies. The entity in which a Company investment is made may have economic or business interests or goals that are inconsistent with those of the Company, and the Company may not be in a position to limit or otherwise protect the value of its investment in the portfolio company. In addition, although the Company may seek board representation in connection with certain investments, there is no assurance that such representation, if sought, will be obtained. In all such cases, the Company will rely significantly on the existing management and boards of trustees of portfolio companies, which may include representatives of investors with whom the Company is not affiliated and whose interests may conflict with the interests of the Company.

Follow-On Investments

The Company may make follow-on investments in certain portfolio companies or have the opportunity to increase an investment in certain portfolio companies. There can be no assurance that the Company will wish to make follow-on investments or that it will have sufficient funds to do so. Any decision by the Company not to make follow-on investments or its inability to make them may have a substantial negative impact on a portfolio company in need of such an investment or may diminish the Company’s ability to influence the portfolio company’s future development. The Company’s ability to make follow-on investments may also be limited by the Advisor’s allocation policies and procedures.

Risks Related to Liquid Credit

The Company’s liquid credit investments, including investments in publicly traded debt instruments and other instruments that are not directly originated, are subject to the same risks associated with the Company’s investments in debt generally, such as risks associated with debt investments in U.S. middle-market companies, economic recessions, inflation, risks related to the structure of the type of debt investments we will make, among others, as described in this section.

In addition, the Company’s liquid credit investments could be high yield debt securities. Because the performance of high yield corporate debt securities, especially during periods of market stress, may be affected by changes, or perceived changes, in the issuer’s business, financial condition or prospects, the performance of the Company’s investments in high yield corporate debt securities could be correlated with the performance of equity securities, including the equity securities in which the Company invests.

Equity Instruments

The Company’s portfolio could include exposure to equities or equity-related instruments, including instruments convertible or exercisable into equities and equity derivatives. Such instruments (or their underlying reference asset) may be listed or publicly traded, trade in the over-the-counter market or have a limited or no active secondary market. Such instruments may be acquired in conjunction with or concurrently with debt investments, received through the equitization of the Company’s debt investments in reorganizations or similar processes, in privately-negotiated transactions or acquired in the open market. In addition, the Company may receive instruments issued by publicly held issuers, including by virtue of the Company’s exit strategies (e.g., an initial public offering).

In the event of a bankruptcy or insolvency of the issuer, investments in equity generally lack the downside protection afforded to creditors. Listed equities or equities with an active secondary market, or instruments linked to such equities, are subject to the risk of fluctuations in market value, which may be substantial and sudden, in response to numerous factors (including, without limitation, the business, operations, financial condition and prospects of the issuer, competition, market sentiment and market conditions, industry conditions, regulatory conditions and the general political and economic environment), increased obligations to disclose information regarding such issuers, limitations on the ability of the Company to dispose of such instruments at certain times and at a preferred price, increased likelihood of shareholder or other stakeholder opposition or litigation against such issuers’ board members and increased costs associated with each of the aforementioned risks. Equity interests in private issuers are subject to additional risks that include, without limitation, limited liquidity and resale limitations under contracts governing such instruments and/or under applicable securities laws, limited availability of financial and other information (for example, unlisted issuers are not required to make information publicly available) and a lack of observable pricing for purposes of determining the fair value of such investments. In both cases, in the event of a bankruptcy or insolvency of the issuer, investments in equity generally lack the downside protection afforded to creditors. The holders of an equity position, which generally represents the most junior position in an issuer’s capital structure, will be entitled to an interest in the assets of the issuer, if any, remaining after all more senior claims to such assets have been satisfied. In addition, if the Company or the Advisor is deemed an affiliate of the company, the securities of such company held by the Company may become restricted securities, which are not freely tradable.

From time to time, the Company expects to invest in preferred equity instruments, which generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans. In the event of a bankruptcy, liquidation, reorganization or other winding-up with respect to an issuer in which the Company holds preferred equity instruments, the Company will bear a risk of lost principal, as such instruments are not generally secured.

Investments in New Instruments

Investments in primary issuances of instruments (or in secondary purchases of recently-issued instruments) could involve higher risks than investments in more established instruments due to a variety of factors, including the limited universe of instruments available for trading, unseasoned trading, lack of investor knowledge of the issuer and limited operating history of the issuer. In addition, some such issuers are involved in relatively new industries or lines of business, which may not be widely understood by investors. Some of these issuers may be undercapitalized or otherwise less mature than other issuers. These factors could contribute to substantial price volatility for such instruments and, thus, for the Company.

Investments in Privately Held Companies

The Company could acquire a significant percentage of its portfolio company investments from privately held companies in directly negotiated transactions. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other securities for which there is an active trading market. The Company typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.

The illiquidity of the Company’s investments may make it difficult or impossible for the Company to sell such investments if the need arises. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, the Company could realize significantly less than the value at which the Company has previously recorded its investments, which could have a material adverse effect on the Company’s business, financial condition and results of operations. The sale of restricted and illiquid instruments often requires more time and results in higher brokerage charges or dealer discounts and other selling expenses than does the sale of instruments eligible for trading on national securities exchanges or in the over-the-counter markets.

Moreover, investments purchased by the Company that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions. Exit strategies that appear to be viable when an investment is initiated may be precluded by the time the investment is ready to be realized due to economic, legal, political or other factors.

Investments in Non-Sponsor Companies

Non-sponsor businesses with complex business models or specific business challenges may make it difficult for lenders to understand, value, and evaluate such entities. If such a prospective borrower has little-to-no revenue or earnings before interest, taxes, depreciation and amortization, or EBITDA, may be unable to secure financing from traditional lenders due to its inability to meet traditional risk assessment criteria. In these instances, a debt-to-EBITDA approach may not be appropriate to adequately evaluate the potential lending opportunity. Instead, the evaluation of the credit-worthy nature of such company may require a value-oriented approach that involves targeting low loan-to-value ratios and negotiating highly-structured investments with bespoke covenants, contingencies and terms that help mitigate the business-specific risks of the borrower. Such evaluations require a substantial subjectivity and can create additional risks not present in traditional lending approaches. In addition, non-sponsor businesses may lack the same financial expertise of sponsored businesses, and thus may require increased monitoring by the Company and may raise the Company’s costs associated with such a loan. Further, due to the lack of experience of some non-sponsored borrowers in sophisticated corporate finance arrangements as compared to sponsored businesses, the Company may incur additional costs and difficulty with respect to any future changes to a loan to a non-sponsored business, such as in the context of a future workout on the non-sponsor loan.

Investments in Publicly Traded Companies

The Company’s investment portfolio may contain securities or instruments issued by publicly held companies. Such investments could subject the Company to risks that differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on the ability of the Company to dispose of such securities or instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. Moreover, the Company may not have the same access to information in connection with investments in public securities, either when investing in a potential investment or after making an investment, as compared to privately-negotiated investments. Furthermore, the Company may be limited in its ability to make investments, and to sell existing investments, in public securities because the Advisor and/or Centerbridge may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies.

Investments in Private and Middle Market Companies

Investment in private and middle market companies involves a number of significant risks. Generally, little public information exists about these companies, and the Company will rely on the ability of the Advisor’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Advisor is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and the Company may lose money on its investments. Middle market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. Middle market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs and may be unable to meet their obligations under their debt securities held by the Company, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company realizing any guarantees it may have obtained in connection with its investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a portfolio company and, in turn, on the Company. Middle market companies also could be parties to litigation and could be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, the Company’s executive officers, trustees and the Advisor could, in the ordinary course of business, be named as defendants in litigation arising from the Company’s investments in the portfolio companies.

Highly Leveraged Companies

The Company’s investments could include companies whose capital structures have significant leverage either before or during the Company’s investment. Instruments issued by such companies may have limited covenants (e.g., “covenant lite” instruments), and the lack of robust covenants can increase the risk associated with an investment in such issuers. While investments in leveraged issuers offer the opportunity for capital appreciation and Centerbridge approaches leverage in a manner it believes to be prudent, such investments also involve a higher degree of risk. The Company’s investments will involve varying degrees of leverage, which could magnify the impact of circumstances such as unfavorable market or economic conditions, operating problems and other changes that affect the relevant issuer or its industry, resulting in a more pronounced effect of such circumstances on the profitability or prospects of such issuers. In using leverage, these issuers are typically subject to terms and conditions that include restrictive financial and operating covenants, which may impair their ability to finance or otherwise pursue their future operations or otherwise satisfy additional capital needs. Moreover, rising interest rates will, unless such rates are fixed pursuant to the terms of any such indebtedness, significantly increase such issuers’ interest expense, causing losses and/or the inability to service debt levels. If an issuer cannot generate adequate cash flow to meet its debt obligations, the Company is likely to suffer a partial or total loss of capital invested in the company.

Foreign Investments

The Company will accept subscriptions and will maintain books and records in U.S. dollars although the Company may invest a portion of capital outside of the United States (and in various foreign currencies). Investment in foreign securities involves certain factors not typically associated with investing in U.S. securities, including risks relating to: (i) currency exchange matters, including fluctuations in the rate of exchange between the dollar and the various foreign currencies in which the Company’s foreign investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences between the U.S. and foreign securities markets, including potential price volatility in and relative liquidity of some foreign securities markets, the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation; (iii) certain economic, social and political risks, including potential exchange control regulations and restrictions on foreign investment and repatriation of capital, the risks of political, economic or social instability and the possibility of expropriation or confiscatory taxation; and (iv) the possible requirement of financing and structuring alternatives and exit strategies that differ substantially from those commonly used in the United States. In addition, the Company and the Shareholders could become subject to additional or unforeseen taxation in foreign jurisdictions in which the Company invests, and changes to taxation treaties (or their interpretation) between the jurisdiction of a Shareholder and the countries in which the Company invests may adversely affect the tax treatment of such Shareholder. Some instruments may be subject to brokerage taxes levied by governments, which has the effect of increasing the cost of such investments and reducing the realized gain or increasing the realized loss on such instruments at the time of sale. These restrictions or controls may at times limit or preclude foreign investment above certain ownership levels or in certain sectors of the country’s economy and increase the costs and expenses of the Company. The foregoing factors may increase transaction costs and adversely impact the value of the Company’s investments in non-U.S. portfolio companies.

Some countries require governmental approval for the repatriation of investment income, capital or the proceeds of sales by foreign investors and foreign currency. For example, some governments have in the past, and may in the future, impose controls and/or procedural requirements on the convertibility of their currencies into foreign currencies and the remittance of currency from such countries to other jurisdictions in certain circumstances (including controls based on the category of remittance to be made, e.g., current account items such as payments to suppliers for imports, labor, services and payments of interest on foreign exchange loans and capital account-related payments, such as the repayment of bank loans denominated in foreign currencies or direct investment). Accordingly, deteriorations in a country’s balance of payments or a number of other circumstances, could cause governments to impose temporary restrictions on capital remittances abroad. The Company could be adversely affected by delays in, or a refusal to grant, any required governmental approval for repatriation of capital interests and dividends paid on securities or other assets held by the Company, and income on such securities or other assets or gains from the disposition of such securities or other assets could be subject to withholding taxes imposed by certain jurisdictions.

Difficulties Upon Exit

The Company’s investments will be subject to various risks, particularly the risk that the Company will be unable to realize its investment objectives by sale or other disposition at attractive prices or be unable to complete any exit strategy. The Advisor could also be unable to cause the Company to exit an investment during the standard life of the Company, or it may believe that it would be suboptimal to exit during that time, for example, because it believes that the investment has not reached an appropriate level of maturity or it still holds potential future upside. Dispositions of investments may be subject to contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof. There can be no assurance that a public market will develop for any of the Company’s investments or that the Company will otherwise be able to realize such investments. Therefore, there can be no assurance that the Company will realize net profits or achieve returns commensurate with the risks associated with the investments, or that the Company will not experience losses in its investments, which may be substantial.

Risks Upon Disposition of Investments

In connection with the disposition of an equity investment in a portfolio company, the Company may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of any business, or may be responsible for the contents of disclosure documents under applicable securities laws. The Company may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, which might ultimately have to be funded by the Company or relevant SEC rules and exemptions relief to which the Company may be subject.

Risks of Investing in a Credit Vehicle

In addition to the foregoing risks, investing in the Company presents certain risks, including, but not limited to, risks associated with: credit, investments in loans, “higher-yielding” debt securities, stressed and distressed investments, investments in public companies, credit ratings, prepayment, and interest rates.

The Company has a broad mandate with respect to the type and nature of securities in which it could invest. While some of the loans in which the Company will invest may be secured, the Company could also invest in debt or preferred equity securities that are either unsecured or subordinated to substantial amounts of senior indebtedness, or a significant portion of which may be unsecured. In such instances, the ability of the Company to influence a portfolio company’s affairs, especially during periods of financial distress or following an insolvency is likely to be substantially less than that of senior creditors. For example, under terms of subordination agreements, senior creditors are typically able to block the acceleration of the debt or other exercises by the Company of its rights as a creditor. Accordingly, the Company may not be able to take the steps necessary to protect its investments in a timely manner or at all. In addition, the debt securities in which the Company will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency.

Credit Risk

One of the fundamental risks associated with investments by the Company is credit risk, which is the risk that an issuer or borrower will not be able to make principal and interest payments on its outstanding debt obligations when due or otherwise defaults on its obligations to the Company and/or that the guarantors or other sources of credit support for such persons do not satisfy their obligations. The return to Shareholders would be adversely impacted if an issuer of debt instruments or a borrower under a loan in which the Company invests becomes unable to make such payments when due. Although the Company will at times make investments that the Advisor believes to be secured by specific collateral, the value of which may initially exceed the principal amount of such investments or the fair value of such investments, there can be no assurance that the liquidation of any such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments with respect to such investment, or that such collateral could be readily liquidated. The Company may also invest in unsecured loans, which involves a higher degree of risk than senior secured loans. In addition, in the event of bankruptcy of a borrower, the Company could experience delays or limitations with respect to its ability to enforce rights against and realize the benefits of the collateral securing an investment. Under certain circumstances, collateral securing an investment could be released without the consent of the Company or the Company’s expected rights to such collateral could, under certain circumstances, be voided or disregarded. The Company’s investments in secured debt may be unperfected for a variety of reasons, including the failure to make required filings by lenders, which could result in the Company not having priority over other creditors as anticipated. Furthermore, the Company’s right to payment and its security interest, if any, would be subordinated to the payment rights and security interests of any senior lender, to the extent applicable. Certain of these investments could have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the investment. In addition, loans may provide for payments-in-kind, which have a similar effect of deferring current cash payments. In such cases, a portfolio company’s ability to repay the principal of an investment could depend on a liquidity event or the long-term success of the company, the occurrence of which is uncertain.

With respect to the Company’s investments in any number of credit products, if the borrower or issuer breaches any of the covenants or restrictions under the indenture governing notes or the credit agreement that governs loans of such issuer or borrower, it could result in a default under the applicable indebtedness as well as the indebtedness held by the Company. Such default could allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. This could result in an impairment or loss of the Company’s investment or a pre-payment (in whole or in part) of the Company’s investment.

Similarly, while the Company will generally target investing in companies it believes are of high quality, these companies could still present a high degree of business and credit risk. Companies in which the Company invests could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment or the continuation or worsening of the current (or any future) economic and financial market downturns and dislocations. As a result, companies that the Company expected to be stable or improve could operate, or expect to operate, at a loss or have significant variations in operating results, could require substantial additional capital to support their operations or maintain their competitive position, or may otherwise have a weak financial condition or experience financial distress. In addition, exogenous factors such as fluctuations of the equity markets also could result in warrants and other equity securities or instruments owned by the Company becoming worthless.

Risks Related to Loan Prepayments

The loans in the Company’s investment portfolio could be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, the Company does not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan could reduce the Company’s achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets

From time to time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have improved from the beginning of the disruption, there have been recent periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. If these adverse and volatile market conditions continue, the Company and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, the Company is generally not able to issue additional Common Shares at a price less than net asset value per share without first obtaining approval for such issuance from the Company’s Board and Shareholders.

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult for the Company to borrow money or to extend the maturity of or refinance any indebtedness the Company may have under similar terms and any failure to do so could have a material adverse effect on the Company’s business. The debt capital that will be available to the Company in the future, if any, may be at a higher cost and on less favorable terms and conditions than what the Company is currently able to access. If the Company is unable to raise or refinance debt, the Company may be limited in its ability to make new commitments or to fund existing commitments to its portfolio companies.

Given the extreme volatility and dislocation in the capital markets over the past several years, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, significant changes in the capital markets, including the extreme volatility and disruption over the past several years, has had, and could in the future have, a negative effect on the valuations of the Company’s investments and on the potential for liquidity events involving these investments.

As a BDC, the Company needs the ability to raise additional capital for investment purposes on an ongoing basis. Without sufficient access to the capital markets, the Company may be forced to curtail business operations or may not be able to pursue new investment opportunities. An inability to raise capital or access debt financing could negatively affect the Company’s business, inhibit the Company’s ability to scale operations, and lead to an increase in operating expenses as a percentage of the Company’s net assets. Disruptive conditions in the financial industry and any new legislation in response to those conditions could restrict the Company’s business operations and could adversely impact the Company’s results of operations and financial condition.

Risks Relating to Wells Fargo

Risks Relating to the Wells Fargo Sourcing Arrangement. The Advisor has entered into the Wells Fargo Sourcing Arrangement pursuant to which Wells Fargo has agreed to refer investment opportunities in middle market corporate loans to the Advisor that meet Overland’s designated investment criteria in accordance with the terms of the Wells Fargo Sourcing Arrangement. The Wells Fargo Sourcing Arrangement is a new and unproven relationship between the Advisor and Wells Fargo, and is subject to all of the business risks and uncertainties associated with any new commercial arrangement of this type, including the potential failure to achieve the expected benefits of the arrangement; difficulties for each party in operationalizing the arrangement; impairment of relationships with employees, customers or business partners; and the risk of termination of the Wells Fargo Sourcing Arrangement pursuant to its terms.

Although Wells Fargo has agreed to identify and refer eligible investments to the Advisor pursuant to the Wells Fargo Sourcing Arrangement, Wells Fargo may not be able to do so efficiently or effectively. Investors should be aware of the difficulties normally encountered by a new product offering to clients, many of which are beyond Wells Fargo’s control, including that there can be no assurance that clients of Wells Fargo will find the financing options provided by the Company to be attractive. In addition, it is possible that the opportunities referred to the Advisor will not be deemed appropriate for the Company by the Advisor or will not be sufficient, together with the Advisor’s other investment sourcing networks, to allow the Company to achieve its investment objective.

The Wells Fargo Sourcing Arrangement does not impose any “quotas” or minimum number of opportunities that Wells Fargo is required to refer to the Advisor. Until the earlier to occur of (i) the end of the initial five years of the Wells Fargo Sourcing Arrangement and (ii) the termination of the Wells Fargo Sourcing Arrangement, Wells Fargo has agreed not to enter into a sourcing or referral agreement or any other similar formal arrangement with any BDC, pooled investment vehicle or other person with respect to investment opportunities that meet the Company’s designated investment criteria. In addition, the Wells Fargo Sourcing Arrangement does not restrict Wells Fargo or its affiliates from engaging in any lending activities, including making loans to other businesses or providing services for other businesses and operations of Wells Fargo or its affiliates, even if those activities would compete with the Company and/or the Advisor. Indeed, depending on the financing needs of Wells Fargo’s clients and whether Wells Fargo can meet the client’s needs directly through its own lending operations, Wells Fargo could determine to finance directly (in whole or in part) an opportunity that could be attractive for the Company and therefore not refer the opportunity to the Advisor under the Wells Fargo Sourcing Arrangement. As a result, there can be no assurances that the Wells Fargo Sourcing Arrangement will allow the Advisor to effectively achieve the Company’s investment objective or implement its investment strategy. In addition, because Wells Fargo may determine to finance directly (in whole or in part) an opportunity that could be attractive for the Company and not refer the opportunity to the Advisor, the investment opportunities provided to the Advisor may be of a different type or of lower quality than would be the case if Wells Fargo could not keep the investment opportunity for itself (in whole or in part).

Wells Fargo will not provide investment advice or recommendations to the Advisor or the Company in connection with the Wells Fargo Sourcing Arrangement or otherwise. Wells Fargo does not have any fiduciary duty to the Advisor or the Company and will not conduct any analyses of potential investment opportunities on behalf of the Advisor or the Company or evaluate whether any potential investment opportunity is suitable for the Company. In addition, although Wells Fargo’s interests will be aligned with investors in the Company to a certain extent as a result of Wells Fargo’s Capital Commitment to the Company, it is expected that Wells Fargo will have interests that conflict with the interests of the Company and its Shareholders. For example, Wells Fargo may have an incentive to refer a prospective borrower to the Advisor for financing by the Company in order to improve Wells Fargo’s relationship with that prospective borrower, to generate new business or new clients, or otherwise. The Advisor will be solely responsible for determining whether any potential opportunity referred to it pursuant to the Wells Fargo Sourcing Arrangement is appropriate for the Company.

Further, Wells Fargo and its affiliates and related persons are exculpated and indemnified under the Wells Fargo Sourcing Arrangement for any acts or omissions taken or not taken in connection with the Wells Fargo Sourcing Arrangement in accordance with the terms of the Wells Fargo Sourcing Arrangement. The Wells Fargo Sourcing Arrangement also contains provisions permitting the parties to terminate or modify the arrangement to the extent necessary to comply with applicable laws and regulatory requirements and in certain other circumstances, including a termination of the Investment Advisory Agreement. Prior to the 18 month anniversary of the Company’s first drawdown, in the event of a termination of the Wells Fargo Sourcing Arrangement due to a Trigger Event, investors will have the ability to elect to reduce or cancel their unfunded Capital Commitments, subject to certain exceptions. If Shareholders were to elect to reduce their unfunded Capital Commitments as a result of the termination of the Wells Fargo Sourcing Arrangement, the Company would have less capital available for investment. Therefore, the Advisor may be reluctant to terminate the Wells Fargo Sourcing Arrangement.

Regulatory Requirements Applicable to Wells Fargo Will Restrict Well Fargo’s Relationships with the Advisor and the Company. Wells Fargo & Company, its subsidiary banks and many of its nonbank subsidiaries, are subject to significant and extensive regulation under state and federal laws in the United States, as well as the applicable laws of the various jurisdictions outside of the United States where they conduct business, which impose limitations on Wells Fargo’s relationships with the Advisor and the Company. For example, Wells Fargo’s investments in and relationships with the Advisor and the Company have been structured as non-controlling investments under the Bank Holding Company Act of 1956, as amended, and related regulations. As a result, Wells Fargo will have no role in the management and operations of the Advisor or the Company. If Wells Fargo were deemed to “control” the Advisor or the Company, it is expected that Centerbridge and Wells Fargo would cooperate to restructure Wells Fargo’s investments in and/or relationships with the Advisor and/or the Company, which could result in Wells Fargo divesting its entire investment in the Advisor and/or the Company, as well as materially modifying or terminating the Wells Fargo Sourcing Arrangement. Any of these consequences could have a material adverse impact on the Company’s business, financial condition and results of operations.

In addition, Wells Fargo may from time to time be subject to regulatory actions and consent orders, as well as governmental inquiries, investigations and proceedings, which may require Wells Fargo, among other things, to undertake certain changes to its business, operations, products and services and risk management practices. Many of these regulators are also empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions. Such actions and investigations may further restrict Wells Fargo’s relationships with the Advisor and/or the Company.

Wells Fargo Engages in Various Businesses that May Compete with the Company for Investment Opportunities and Limit the Resources that Wells Fargo Devotes to the Wells Fargo Sourcing Arrangement. Wells Fargo provides financial products and services to consumers and businesses, including small business lending, traditional commercial loans and lines of credit, letters of credit, asset-based lending, trade financing, treasury management, and investment banking services. Some of these products or services could directly or indirectly compete with the Company for investment opportunities. As described above, Wells Fargo may determine to finance directly (in whole or in part) an opportunity that could be attractive for the Company and therefore not refer the opportunity to the Advisor under the Wells Fargo Sourcing Arrangement.

In addition, Wells Fargo personnel who provide services under the Wells Fargo Sourcing Arrangement will have other responsibilities at Wells Fargo. Wells Fargo’s other businesses or operations require such Wells Fargo personnel to devote substantial amounts of their time to such other businesses and operations, which will limit the amount of time that such personnel may devote to identifying and referring investment opportunities to the Advisor, which may negatively impact the Company’s ability to achieve its investment objective.

Wells Fargo Will Make Investments in Different Parts of a Portfolio Company’s Capital Structure. Wells Fargo expects to extend credit to or invest in some or all of the Company’s portfolio companies, which loans and investments may be made concurrently with or at different times than the time at which the Company invests in the portfolio company. It is possible that Wells Fargo will have an existing loan to or an investment in a company that it refers to the Advisor pursuant to the Wells Fargo Sourcing Arrangement. These other relationships may result in certain conflicts of interest for Wells Fargo. It is expected that Wells Fargo will often hold loans or investments in different parts of the capital structure of the same portfolio company, which generally are expected to rank senior to the Company’s positions (although it is possible that Wells Fargo will hold loans or investments in the same positions or in positions that are junior to the Company’s positions). In connection with its separate lending and investing activities, Wells Fargo may pursue rights or take other actions, or refrain from pursuing rights or taking other actions, on behalf of itself and such actions (or restraining of action) may have a material or adverse effect on the Company and/or its investments. For example, in the event that Wells Fargo holds loans or other positions in the capital structure of a portfolio company that rank senior to the investments of the Company in the same portfolio company, and the portfolio company were to experience financial distress and default on its payment obligations, Wells Fargo may seek a liquidation, reorganization or restructuring of the portfolio company, or terms in connection with the foregoing, that may have an adverse effect on or otherwise conflict with the interests of the Company’s investment in the portfolio company. As a result, it is possible the Company’s investment in a portfolio company could perform worse than Wells Fargo’s investment in the same portfolio company.

General Risk Factors

No Assurance of Investment Return

None of the Company, the Advisor or their respective affiliates can provide any assurance whatsoever that the Advisor or its affiliates, as applicable, will be successful in choosing, making, managing and realizing investments in any particular asset, company or portfolio of assets or companies. There is no assurance that the Company will be able to generate returns for its investors or that the returns will be commensurate with the risks of investing in the type of assets or companies and transactions described herein. Partial or complete sales, transfers or other dispositions of investments which may result in a return of capital or the realization of gains, if any, are generally not expected to occur for a number of years after an investment is made. An investment in the Company should only be considered by persons for whom a speculative, illiquid and long-term investment is an appropriate component of a larger investment program and who can afford a loss of their entire investment. Past performance of the Company or any Centerbridge Funds or investment professional is not necessarily indicative of future results. There can be no assurance that the Company will achieve its investment or performance objective.

Past Performance Not Indicative of Future Results

While the Centerbridge Funds have been operating since 2006 and Centerbridge has experience managing the credit funds, the real estate funds, and the capital partners funds, the Company and the Advisor have a limited operating history upon which prospective investors may evaluate the likely performance of the Company. The past performance of the Managing Principal, the investment professionals servicing the Company (as discussed further in “Item 1A. Role of Centerbridge and its Professionals” below) and other Centerbridge Funds may not be indicative of the future performance of the Company. The investment program of the Company should be evaluated on the basis that there can be no assurance that the Advisor’s assessment of the short-term, intermediate-term or long-term prospects of investments will prove accurate or that the Company will achieve its investment objective or avoid loss of capital.
Moreover, the Company is subject to all of the business risks and uncertainties associated with any new company, including the risk that it will not achieve its investment objective and that the value of the Common Shares could decline substantially. Accordingly, prospective investors should not expect the Company to achieve results similar to prior Centerbridge managed or sponsored investment products. In addition, during the ramp-up period of the Company’s investment activity, fees and expenses, which reduce returns, can result in a “J” curve effect; however, this effect will be mitigated by the fact that the Company calculates Management Fees based on the value of the Company’s net assets, rather than Capital Commitments.

Role of Centerbridge and its Professionals

Investors in the Company are placing their entire Capital Commitment in the discretion of, and are dependent upon the skill and experience of, the Advisor and its affiliates. The success of the Company will depend in part upon the skill and management talent of Centerbridge’s investment professionals, its ability to identify and willingness to provide acceptable compensation to attract, retain and motivate talented investment and non-investment professionals. Centerbridge’s investment professionals will provide services to the Advisor pursuant to the Resourcing Sharing Agreement, as discussed below under “Risks Relating to the Company’s Business and Structure—Dependence on Key Personnel and the Advisor.” There can be no assurance that such professionals will continue to be associated with Centerbridge throughout the life of a particular investment or of the Company. A loss of the services of one or more of such professionals could impair Centerbridge’s ability to provide services to the Company and therefore could have a negative effect on the Company and the Common Shares. In addition, prior to the 18 month anniversary of the Company’s first drawdown, upon a change of control of Centerbridge or the Advisor or a termination of the Wells Fargo Sourcing Arrangement due to a Trigger Event (as defined below), investors in the Company shall have the right to reduce or cancel their unfunded Capital Commitments, subject to certain exceptions. In the event that Shareholders elect to reduce their unfunded Capital Commitments in such circumstances, the Company would have less capital available for investment. Therefore, the Advisor may be reluctant to terminate the Wells Fargo Sourcing Arrangement. Under the Wells Fargo Sourcing Arrangement, a “Trigger Event” occurs upon any of the following: (i) termination of the Wells Fargo Sourcing Arrangement due to a material breach by one of the parties, (ii) a change of control of the Advisor or Centerbridge, or (iii) termination of the Wells Fargo Sourcing Arrangement by Centerbridge, the Advisor, or Wells Fargo to the extent required to comply with any applicable material law applicable to such party.

There is ever-increasing competition among alternative asset firms, financial institutions, private equity firms, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals. There can be no assurance that Centerbridge personnel will not be solicited by or join competitors or other firms and/or that Centerbridge will be able to hire and retain any new personnel that it seeks to maintain or add to its roster of investment professionals. In addition, Centerbridge investment professionals will work on other projects or investments on behalf of Centerbridge. Conflicts of interest are expected to arise in allocating management time, services or functions. The ability to access professionals and resources within Centerbridge for the benefit of the Company is expected to be limited at times, including by the internal compliance policies of Centerbridge or other legal or business considerations, including those constraints generally discussed herein.

Assumption of Catastrophe Risks

The Company may be subject to the risk of loss arising from direct or indirect exposure to various catastrophic events, including the following: hurricanes, earthquakes and other natural disasters (which may be caused, or enhanced in frequency and severity, by climate change factors); war, terrorism and other armed conflicts; cyberterrorism; major or prolonged power outages or network interruptions; and public health crises, including infectious disease outbreaks, epidemics and pandemics. To the extent that any such event occurs and has a material effect on global financial markets or specific markets or issuers in which the Company or other Centerbridge Funds invest (or has a material negative impact on the operations of Centerbridge or service providers), the risks of loss can be substantial and could have a material adverse effect on the Company’s or other Centerbridge Funds’ and investors’ investments therein.

Reliance on the Advisor

The Advisor has exclusive responsibility for the Company’s investment activities, and Shareholders are not able to make investment or any other decisions concerning the management of the Company. Accordingly, Shareholders will be relying on the ability of the Advisor to select investments to be made using the capital available (plus any leverage) to the Company and to identify, structure and implement investments that it believes to be consistent with the Company’s overall investment objective and policies at such times as it determines. Shareholders have no rights or powers to take part in the management of the Company or make investment decisions and will not receive information about investments that is generally available to the Advisor. The Advisor generally has discretion in structuring, negotiating and purchasing, financing and eventually divesting investments on behalf of the Company (subject to specified exceptions). The success of the Company will depend on the ability of the Advisor to identify suitable investments, to negotiate and arrange the closing of appropriate transactions and to arrange the timely disposition of investments. The Advisor may be unable to find a sufficient number of suitable attractive opportunities to meet the Company’s investment objective. No person should purchase any Common Shares unless such person is willing to entrust all aspects of the management of the Company to the Advisor.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity.

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Advisor and other third-party service providers. The Advisor manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Advisor has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks applicable to the Company. The Advisor actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Advisor to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on the Advisor’s risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of information technology risk management, legal and compliance personnel of the Advisor, when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters. The Board receives periodic updates from the Company’s Chief Compliance Officer regarding the overall state of the Advisor’s cybersecurity program, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s Chief Compliance Officer, is responsible for assessing and managing material risks from cybersecurity threats. The Chief Compliance Officer oversees the Company’s risk management function generally and relies on the Chief Technology Officer of the Advisor to assist with assessing and managing material risks from cybersecurity threats. The Chief Technology Officer of the Advisor has over 26 years of experience in actively managing information technology programs, including cybersecurity, and is supported by an experienced team who assist with the cyber programs applicable to the Company. The Chief Compliance Officer has been responsible for this oversight function as Chief Compliance Officer to the Company for over one year and has worked in the financial services industry for over 32 years, during which the Chief Compliance Officer has gained expertise in assessing and managing risk applicable to the Company.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Item 2. Properties.

The Company does not own any real estate or other physical properties materially important to its operation. The Compny's corporate headquarters is located at 375 Park Avenue, 11th Floor, New York, New York 10152 and is provided by the Advisor in accordance with the terms of our Administration Agreement. The Company believes that its office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

Neither the Company nor the Advisor are currently subject to any material legal proceedings, nor, to the Company's knowledge, are any material legal proceeding threatened against the Company. From time to time, the Company could be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. The Company's business is also subject to extensive regulation, which may result in regulatory proceedings against it. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, the Company does not expect that any such future proceedings will have a material effect upon its financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Shares offered in the Private Offerings have not been registered under the Securities Act or the securities laws of any other jurisdiction. Accordingly, the Company is offering its Common Shares only (1) to U.S. persons who are “accredited investors” (as defined in Rule 501 under the Securities Act) and (2) outside the United States in compliance with Regulation S, in reliance upon exemptions from the registration requirements of the Securities Act.

Each purchaser of the Company’s Common Shares will be required to complete and deliver to the Company, prior to the acceptance of any order, a Subscription Agreement substantiating the purchaser’s investor status and including other limitations on resales and transfers of the Company’s Common Shares.

Purchasers of the Company’s Common Shares will not be permitted to transfer their shares unless (i) permitted under the applicable Subscription Agreement, and (ii) they are registered under the Securities Act and any other applicable securities laws or an exemption from such registration is available. To the extent the Company approves any transfers or the foregoing restriction lapses, investors will be subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act. Unless and until the Company’s Common Shares were to become registered under the Securities Act, such Common Shares may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions.

Any transfers of the Company’s Common Shares in violation of the foregoing provisions will be void, and any intended recipient of the Company’s Common Shares will acquire no rights in such shares and will not be treated as the Company’s Shareholder for any purpose.

Holders

As of January 30, 2025, we had seven Shareholders of record.

Distributions

The Company intends to pay quarterly distributions to the Company’s Shareholders out of assets legally available for distribution. The Company’s quarterly distributions, if any, will be determined by the Board. The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To obtain and maintain the Company’s ability to be subject to tax as a RIC, the Company must, among other things, timely distribute to the Company’s Shareholders at least 90% of the Company’s investment company taxable income for each taxable year. Please refer to “Item 1. Business – Material U.S. Federal Income Tax Considerations” for further information regarding the tax treatment of the Company’s distributions and the tax consequences of the Company’s retention of net capital gains.

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
December 19, 2024	December 30, 2024	January 31, 2025	$0.90	$10,023
Total			$0.90	$10,023

Recent Sales of Unregistered Securities

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the year covered by this Report that were not registered under the Securities Act.

We are party to Subscription Agreements with several investors providing for the private placement of our Common Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our common shares, at a price per share equal to the most recent net asset value per share (subject to adjustment to the extent required by Section 23 of the 1940 Act), up to the amount of their respective capital subscriptions on an as-needed basis as determined by us with a minimum of 10 calendar days prior notice.

Common Shares in the Private Offering are being sold under the exemption provided by Section 4(a)(2) of the Securities Act only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will are made.

As of December 31, 2024, our Shareholders have subscribed to contribute capital to us of $2,060,000 pursuant to the Subscription Agreements of which $429.3 million was called and contributed through December 31, 2024.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 8. Financial Statements and Supplementary Data.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks, uncertainties and other factors outside of our control including, but not limited to, those set forth herein under “Cautionary Statement Regarding Forward-Looking Statements” and under “Risk Factors” in Item 1A of this Report. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

The Company is a Delaware statutory trust structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code

The Company’s investment objective is to generate attractive risk-adjusted returns, predominantly in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The Company’s investment strategy is primarily focused on newly-originated, privately-negotiated senior secured term loans in middle market non-sponsor companies, which are companies that are not backed by a private equity firm or other professional equity investor, and sponsor-owned companies, which are companies backed by such firm or person. Though no assurance can be given that the Company’s investment objective will be achieved, and investment results may vary substantially on a monthly, quarterly and annual basis, the Company believes that the Company’s investment objective can be achieved by primarily investing in newly-originated, privately-negotiated senior secured term loans in middle market non-sponsor and sponsor-owned companies with the potential of also investing in unsecured loans, subordinated loans, mezzanine loans and equity-related securities including warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.

In furtherance of its investment objective, the Company also makes investments in syndicated loans and other liquid credit opportunities, including in publicly traded debt instruments and other instruments that are not directly originated. The Company may invest without limit in originated or syndicated debt. The Company will target the following investment assets: (i) middle market corporate non-sponsor and sponsor owned companies; (ii) asset-based lending; and (iii) bespoke solutions.

•
Middle market corporate opportunities will primarily consist of floating-rate senior secured first lien, unitranche, and second lien loans to middle market non-sponsor and sponsor owned companies. Senior secured first lien debt has first claim to any underlying collateral of a loan, unitranche loans are secured loans that combine both senior and subordinated debt into one tranche of debt, generally in a first lien position, and second lien loans are secured but subordinated in payment and/or lower in lien priority to first lien holders. In connection with a direct loan, the Company may also invest in warrants or other equity securities of borrowers and may receive non-cash income features, including PIK interest and OID.
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

The Company generally invests in floating rate instruments. The instruments in which the Company invests are not typically rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB-or Baa3), which is an indication of having predominantly speculative characteristics with respect to the borrower’s ability to pay interest and repay principal. Such below investment grade securities are often referred to as “junk.”

The Company generally expects to invest in “middle market” EBITDA ranging from $25 million to $100+ million, a substantial portion of which is expected to be non-sponsor owned. Notwithstanding the foregoing, the Advisor may determine whether companies qualify as “middle market” in its sole discretion, primarily based on analysis of the EBITDA of such companies, although other factors may be considered, and the Company may from time to time invest in larger or smaller companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. The investment size will vary with the size of the Company’s capital base. The Company may invest without limit in originated or syndicated debt.

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

As a BDC, we may not acquire any assets other than “qualifying assets” specified in the 1940 Act, unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the SEC, “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

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

Revenues

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we expect to generate income from various loan origination and other fees, dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights, and capital gains on the sales of investments. The companies in which we invest use our capital for a variety of reasons, including to support organic growth, to fund changes of control, to fund acquisitions, to make capital investments and for refinancing and recapitalizations. Leverage will be utilized to help the Company meet its investment objective. Any such leverage would be expected to increase the total capital available for investment by the Company.

Expenses

The Company bears expenses relating to the organization of the Company and the Private Offering and any subsequent offering of Common Shares. Organizational expenses include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its subsidiaries, its and their related documents of organization and the Company’s election to be regulated as a BDC. Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of the Form 10, as well as the preparation of a registration statement in connection with any subsequent offering of Common Shares, as well as the expenses of Centerbridge and a subsidiary of Wells Fargo in negotiating and documenting other arrangements with the initial investors of the Company.

The Company reimburses the Administrator, a wholly-owned subsidiary of Centerbridge, for its costs and expenses, which include an allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including but not limited to rent, the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the costs of its Chief Financial Officer, Chief Compliance Officer, any of their respective staff who provide services to the Company, tax, accounting, investor relations and investor services, technology, legal and operations staff who provide services, including but not limited to transaction-related services to the Company, and internal audit staff, to the extent internal audit performs a role in the Company’s internal control assessment. The reimbursement shall be an amount equal to the Administrator’s actual cost; and provided, further, that such costs are reasonably allocated to the Company on the basis of assets, revenues, estimates, time records or other method conforming with generally accepted accounting principles. Any sub-administrator will separately be compensated for performing sub-administrative services under the sub-administration agreement and the cost of such compensation, and any other costs or expenses under such agreement, will be in addition to the cost of any other services borne by the Company under the Administration Agreement.

The Company’s primary operating expenses include the payment of fees to the Advisor under the Investment Advisory Agreement, the Company’s allocable portion of overhead expenses under the Administration Agreement, and all other costs and expenses relating to the Company’s operations and transactions, including: operational and organizational costs; the cost of calculating the Company’s net asset value, including the cost and expenses of third-party valuation services; fees and expenses payable to third parties relating to evaluating, making and disposing of investments, including the Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments, monitoring investments and, if necessary, enforcing the Company’s rights; the expenses of Centerbridge and Wells Fargo in negotiating and documenting the Wells Fargo Sourcing Arrangement; the fees and expenses relating to the development, licensing, implementation, installation, servicing and maintenance of, and consulting with respect to computer software, technology and information technology systems used in connection with the management of the Company’s investments including, without limitation, costs and expenses of technology service providers and related software, hardware and subscription-based services utilized in connection with the Company’s investment and operational activities, including but not limited to, the origination and monitoring of investments; expenses related to the maintenance of registered offices and corporate licensing; corporate licensing and other professional fees (including, without limitation, expenses of consultants (including, but not limited to, consulting fees for, and other amounts payable to, senior or special advisors, certain other advisors, operating partners and other similar professionals incurred by a client for the benefit of such client or such client’s investments or portfolio companies) and other experts); bank service fees; withholding and transfer fees; loan administration costs; costs incurred in connection with trademarks or other intellectual property; interest payable on debt and other borrowing costs, if any, incurred to finance the Company’s investments; costs of effecting sales and repurchases of the Company’s Common Shares and other securities; the management fee and any incentive fee payable under the Investment Advisory Agreement; distributions on the Company’s Common Shares; transfer agent and custody fees and expenses; the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it; other expenses incurred by the Administrator; brokerage fees and commissions; sourcing or finder’s fees; costs and expenses of distributing and placing interests in the Common Shares; federal, state and foreign registration fees (which can arise, for example, if a local jurisdiction requires a license or other registration to do business); U.S. federal, state and local taxes; independent trustees’ fees and expenses; costs associated with the Company’s reporting, legal, regulatory and compliance obligations, including, without limitation, under the 1940 Act and applicable U.S. federal, state, local, or other laws and regulations; costs of any reports, proxy statements or other notices or communications to Shareholders, including, without limitation, printing costs, costs of technology licensing and maintenance of the website for the benefit of Shareholders and any Shareholder portal (including any database or other forum hosted on a website designated by the Company) or due diligence platform; costs and expenses in connection with monitoring (including with respect to sustainable value creation, cyber security, anti-corruption and similar functions), complying with and performing any provisions in agreement with investors; anti-money laundering and sanctions monitoring expenses; costs of holding Shareholder meetings and meetings of the Board, including, without limitation, legal, travel, lodging and meal expenses; board fees of the Company’s board of trustees; the Company’s fidelity bond; trustees and officers’ errors and omissions and other liability insurance, and any other insurance expenses; costs associated with obtaining an order for SEC co-investment exemptive relief; litigation, indemnification and other non-recurring or extraordinary expenses (whether actual, pending or threatened) or any costs arising therefrom, and any judgments, fines, remediations or settlements paid in connection therewith; fees, costs and expenses related to any governmental inquiry, investigation or proceeding directly or indirectly involving or otherwise applicable to the Company, Advisor or any of their respective affiliates in connection with the activities of the Company or any investment; direct and indirect costs and expenses of administration and operation, including printing, mailing, reporting, publishing, long distance telephone, staff, accounting, audit, compliance, tax and legal costs; accounting, audit and tax advice and preparation expenses (including preparation costs of financial statements, tax returns and reports to investors); fees and expenses associated with marketing efforts (including, but not limited to, reasonable out-of-pocket expenses incurred by the Advisor and its affiliates in attending meetings with Shareholders and/or prospective Shareholders); dues, fees and charges of any trade association of which the Company is a member; the costs of any private or public offerings of the Common Shares and other securities, including registration and listing fees, if any, and any other filing and registration fees; other expenses related to the purchase, monitoring, syndication of co-investments, sale, settlement, custody or transmittal of the Company’s assets (directly or through financing alternative investment subsidiaries and/or trading subsidiaries which the Company may from time to time establish); windup and liquidation expenses and all other expenses reasonably incurred by the Company or the Administrator in connection with administering the Company’s business (including payments made to third-party providers of goods or services) and not required to be borne by the Advisor or another service provider pursuant to any agreement with the Company. For more information, see also "Item 1. Expenses."

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Advisor, under which the Advisor has contractually agreed to pay certain operating expenses of the Company on the Company’s behalf, such that these expenses do not exceed 0.375% (1.50% on an annualized basis) of the Company’s applicable quarter-end net asset value, subject to the limitations set forth therein.

Portfolio and Investment Activity

Our portfolio and investment activity during the year ended December 31, 2024 (excluding the Company’s investment in U.S Treasury Bills):

($ in thousands)	For the Year Ended December 31, 2024
Investments made in portfolio companies	$846,044
Investments sold	(17,045)
Net activity before investment repayments	828,999
Investment repayments	(16,949)
Net investment activity	$812,050

Portfolio companies at beginning of period	—
Number of new portfolio companies	62
Number of exited portfolio companies	—
Portfolio companies at end of period	62

Our portfolio composition and weighted average yields as of December 31, 2024 was as follows (excluding the Company’s investment in U.S Treasury Bills):

($ in thousands)	December 31, 2024
Portfolio composition, at fair value:
First lien senior secured debt	$763,520
Second lien senior secured debt	49,000
Total Portfolio	$812,520
Weighted average yields, at amortized cost(1):
First lien senior secured debt	9.31%
Second lien senior secured debt	11.50%
Total Portfolio	9.44%

(1)
Exclusive of investments on non-accrual status. As of December 31, 2024 there were no investments on non-accrual status.

As of December 31, 2023, the Company held no investments.

As part of the monitoring process, the Advisor as the Company's valuation designee appointed in accordance with Rule 2a-5 under the 1940 Act, has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of the Company's debt investments and rates each of them based on the following categories, which are referred to as “Internal Risk Ratings.” Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage. Pursuant to these risk policies, an Internal Risk Rating of 1 – 5, which is defined below, is assigned to each debt investment in the Company's portfolio.

Investments rated 1 are viewed as having the least amount of risk to the Company's initial cost basis, as the borrower is performing above underwriting expectations. The business trends since origination and risk factors for this investment are generally favorable.

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

Investments rated 5 involve a borrower performing substantially below underwriting expectations and indicates that the loan’s risk has increased significantly since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 5 are not anticipated to be repaid in full and there is significant risk that the Company may realize a substantial loss. The fair market value of the loan will be updated to the amount the Company anticipates will be recovered.

The following table shows the investment ratings of the investments in our portfolio (excluding the Company’s investment in U.S Treasury Bills):

($ in thousands)	December 31, 2024
Credit Rating	Fair value	% of Portfolio
1	$—	$—%
2	812,520	100
3	—	—
4	—	—
5	—	—
Total Fair Value	$812,520	100%

Results of Operations

The Company commenced investment operations on May 7, 2024.

($ in thousands)	For the Year Ended December 31, 2024
Total investment income	$25,722
Net expenses	16,123
Net investment income	9,599
Net realized gain (loss)	(73)
Net unrealized appreciation (depreciation)	292
Net increase (decrease) in net assets resulting from operations	$9,818

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the year ended December 31, 2024:

($ in thousands)	For the Year Ended December 31, 2024
Investment Income
Interest income	$25,722
Total Investment Income	$25,722

For the year ended December 31, 2024, total investment income was $25.7 million, driven by our initial deployment of capital and new purchases made during the year. The size of our investment portfolio at fair value was $947.6 million on December 31, 2024 and the weighted average yield on the debt and income producing portfolio at amortized cost was 9.44%.

Expenses

Expenses for the year ended December 31, 2024 were as follows:

($ in thousands)	For the Year Ended December 31, 2024
Interest and debt financing costs	$10,444
Amortization of offering costs	3,103
Management fee	1,746
Organizational expense	33
Other general and administrative expenses	6,496
Professional fees	1,900
Investment income incentive fee	592
Capital gains incentive fee	33
Trustees' fees	682
Total expenses	$25,029
Advisor expense support	(8,906)
Net Expenses	$16,123

For the year ended December 31, 2024, net expenses were $16.1 million, respectively, primarily attributable to interest and other debt expenses. Interest and other debt expenses were driven by the interest on borrowings outstanding, unused and administrative fees and amortization of deferred debt costs. Furthermore, the Company received $12.8 million (since inception) in expense support from the Advisor (as described in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Agreements and Related Party Transactions”). Such expenses may be subject to reimbursement from the Company in the future.

Financial Condition, Liquidity and Capital Resources

The Company generates cash from (i) future offerings of the Company’s Common Shares or preferred shares, (ii) cash flows from operations and (iii) borrowings from banks or other lenders, including under the revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding Inc. (“MS”), and the revolving credit facility (the “SMTB Credit Facility”) with Sumitomo Mitsui Trust Bank, Limited, New York Branch (“SMTB”), and the revolving credit facility (the “BNPP Credit Facility”) with BNP Paribas SA (“BNPP”) as described in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Borrowings.” The Company will seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, the Company cannot commit to do so.

The Company’s primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Advisor), (iii) debt service of any borrowings and (iv) cash distributions to the holders of the Company’s shares.

Equity Activity

On December 20, 2023, an affiliate of the Advisor contributed $10,000 ($25 per share) of capital to the Company in exchange for 400 shares of the Common Shares. In addition, as of December 31, 2024, the Company had executed subscription agreements for approximately $2.1 billion of Capital Commitments (as of which $1.6 billion remains unfunded as of December 31, 2024). On May 7, 2024, the Company had its initial closing and received capital contributions of approximately $194.0 million. On July 1, 2024, September 30, 2024, and December 31, 2024, the Company received capital contributions of approximately $10.3 million, $75.0 million and $150.0 million, respectively.

Contractual Obligations

We have entered into the Investment Advisory Agreement with the Advisor to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We have also entered into the Expense Support Agreement with the Advisor to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Investment Advisory Agreements, reimbursements under the Administration Agreement and support and reimbursements under the Expense Support Agreement are described in “Item 8. Financial Statements – Notes to Consolidated Financial Statements – Note 4. Agreements and Related Party Transactions.”

On February 22, 2024, the Company, through its wholly-owned financing subsidiary Overland Financing MS, LLC, entered into the MS Revolving Credit Facility. Under the MS Revolving Credit Facility, MS has agreed to make available to Overland Financing MS, LLC a revolving loan facility in the maximum principal amount of up to $300 million. On June 6, 2024 and November 15, 2024, certain terms, including the applicable margins, in the MS Revolving Credit Facility were amended. As of December 31, 2024, $300 million had been drawn under the MS Revolving Credit Facility. See also “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

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

On December 9, 2024, certain terms, including the maximum commitments, in the SMTB Credit Facility were amended (the “First Amendment”). Among other things, the First Amendment temporarily increased the maximum commitments under the SMTB Credit Facility from $100.0 million to $200.0 million until March 31, 2025, after which the maximum commitments under the SMTB Credit Facility will be automatically reduced to $100.0 million. As of December 31, 2024, $150.0 million had been drawn under the SMTB Credit Facility. On February 14, 2025, certain terms, including the applicable margin, in the SMTB Credit Facility were amended. On March 26, 2025, the scheduled reduction date on the $100 million temporary commitment was extended to June 30, 2025. See also “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

On December 17, 2024, the Company, through its wholly-owned financing subsidiary Overland Financing B, LLC, entered into the BNP Revolving Credit Facility. Under the BNP Revolving Credit Facility, BNP has agreed to make available to Overland Financing B, LLC, a revolving loan facility in the maximum facility amount of $340 million from January 2, 2025 through March 31, 2025, a maximum facility amount of $330 million from April 1, 2025 through June 30, 2025, a maximum facility amount of $270 million from July 1, 2025 through September 30, 2025 and, if extended, a maximum facility amount of $175 million from October 1, 2025 through December 31, 2025. As of December 31, 2024, no amounts had been drawn under the BNP Credit Facility. See also “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

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

In order to finance certain investment transactions, the Company may, from time to time, enter into secured borrowing agreements with Macquarie Bank Limited (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, up to 90-days from the date it was sold (each a “Macquarie Transaction”).

On December 19, 2024, the Company entered into a Macquarie Transaction that was collateralized by the Company’s term loan to CV Borrower, LLC. In accordance with ASC Topic 860, Transfers and Servicing, the Macquarie Transaction meets the criteria for a secured borrowing. Accordingly, the investment financed by the Macquarie Transaction remains on the Company’s consolidated statements of assets and liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Secured Borrowings”). Interest under the secured borrowing agreement is calculated at the inception of each secured borrowing agreement, as the 3 month SOFR rate in effect, plus the applicable margin of 2.95%.

Off-Balance Sheet Arrangements

The Company's investment portfolio contains, and is expected to continue to contain, debt investments in the form of delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024, we held unfunded delayed draw term loans with a principal amount of $35.1 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

Valuation of Investments

The Company will measure the value of its investments in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a hierarchical disclosure framework that ranks the observability of inputs used in measuring financial instruments at fair value. See “Item 1. Valuation Procedures” for a description of the hierarchy for fair value measurements and a description of the Company’s valuation procedures.

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

Revenue Recognition

The Company records interest income on an accrual basis to the extent that the Company expects to collect such amounts. The Company does not accrue as a receivable interest on loans and debt securities for accounting purposes if the Company has reason to doubt the Company’s ability to collect such interest. OIDs, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. The Company records prepayment premiums on loans and debt securities as interest income.

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

PIK Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s consolidated statements of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to Shareholders in the form of dividends, even though the Company has not yet collected cash.

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

Offering and Organizational Expenses

The Company bears expenses relating to the organization of the Company and the Private Offering and any subsequent offering of Common Shares. Organizational expenses include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its subsidiaries, its and their related documents of organization and the Company’s election to be regulated as a BDC. Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of this Report, as well as the preparation of a registration statement in connection with any subsequent offering of Common Shares, as well as the expenses of Centerbridge and Wells Fargo in negotiating and documenting other arrangements with the initial investors of the Company.

U.S. Federal Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and intends to qualify annually as a RIC. As a RIC, the Company generally will not be subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to Shareholders. To qualify as a RIC, the Company must maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of the Company’s “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. See “Item 1. Material U.S. Federal Income Tax Considerations.”

Recent Developments

On March 17, 2025, the Company delivered a capital call notice to its investors relating to the sale of the Company’s Common Shares for an aggregate offering price of $50,000,000 (which represents an estimated $24.81 per Common Share). The sale is expected to close on March 31, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to financial market risks, including changes in interest rates.

Valuation Risk

We primarily invest in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and the therefore, the Advisor, as the Company’s valuation designee appointed in accordance with Rule 2a-5 under the 1940 Act, will value these investments at fair value as determined in good faith based on, among other things, the input of the Advisor’s valuation committee and independent third-party valuation firm(s), and in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. In addition, the MS Revolving Credit Facility, BNP Revolving Credit Facility and SMTB Credit Facility are subject to floating interest rates. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Borrowings.” A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of the Company's investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for Income-Based Fee as described in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Agreements and Related Party Transactions.”

The Federal Reserve commenced raising interest rates in March 2022. In a high interest rate environment, The Company's cost of funds increases, which could reduce its net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. The Federal Reserve left its benchmark rates steady in the first half of 2024 and reduced them in the second half of 2024, and has indicated that further cuts to benchmark rates will depend on better inflation reports. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that we earn on any portfolio investments, a decrease in the Company's operating expenses, or a decrease in the interest rate associated with the Company's borrowings.

As of December 31, 2024, all of the Company's debt portfolio investments bore interest at variable rates, which are generally SOFR and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to interest rate floors. Further, the MS Revolving Credit Facility, BNP Revolving Credit Facility and SMTB Credit Facility bear interest at SOFR rates with no interest rate floors.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates to the Company's loan portfolio and outstanding debt as of December 31, 2024, assuming no changes in our investment and borrowing structure.

($ in thousands) Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Investment Income
Up 200 basis points	$16,378	$9,360	$7,018
Up 100 basis points	$8,189	$4,680	$3,509
Up 50 basis points	$4,094	$2,340	$1,754
Down 50 basis points	$(4,094)	$(2,340)	$(1,754)
Down 100 basis points	$(8,189)	$(4,680)	$(3,509)

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

Because the Company borrows money to make investments, its net investment income is dependent upon the difference between the rate at which it borrows funds and the rate at which it invests these funds as well as its lev el of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company's net investment income or net assets.

The Company may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts or subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate the Compay against adverse changes in interest rates and foreign currencies, they may also limit the Company's ability to participate in the benefits of lower interest rates or higher exchange rates with respect to its portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Report, the Company did not engage in interest rate hedging activities or foreign currency derivatives hedging activities.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023	F-3
Consolidated Statements of Operations for the Year ended December 31, 2024 and for the period February 10, 2023 (Date of Inception) to December 31, 2023	F-4
Consolidated Statements of Changes in Net Assets for the Year ended December 31, 2024 and for the period February 10, 2023 (Date of Inception) to December 31, 2023	F-5
Consolidated Statements of Cash Flows for the Year ended December 31, 2024 and for the period February 10, 2023 (Date of Inception) to December 31, 2023	F-6
Consolidated Schedule of Investments as December 31, 2024	F-7
Notes to Consolidated Financial Statements	F-11

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Overland Advantage

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Overland Advantage and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, including the consolidated schedule of investments as of December 31, 2024, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2024 and the period February 10, 2023 (date of inception) to December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2024 and the period February 10, 2023 (date of inception) to December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 26, 2025

We have served as the Company’s auditor since 2023.

Overland Advantage

Consolidated Statements of Assets and Liabilities

(amounts in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $947,345 and $0, respectively)	$947,637	$—
Cash and cash equivalents	31,554	10
Deferred financing costs	3,732	—
Interest receivable on investments	2,806	—
Deferred offering costs	1,657	3,665
Prepaid insurance	287	—
Other assets	226	151
Receivable for paydowns of investments	57	—
Total Assets	$987,956	$3,826

Liabilities
Credit facilities	$450,000	$—
Secured borrowings	18,000	—
Payable for unsettled purchases	69,940	—
Distribution payable	10,023	—
Interest payable	5,099	—
Payable to affiliates	4,412	3,816
Management fee payable	804	—
Investment income incentive fee payable	592	—
Accrued capital gains incentive fee	33	—
Total Liabilities	$558,903	$3,816

Commitments and contingencies (Note 8)

Net Assets
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 17,122,713 and 400 shares issued and outstanding, respectively	17	—	(1)
Paid-in-capital in excess of par value	428,267	10
Distributable earnings (loss)	769	—
Total Net Assets	$429,053	$10
Total Liabilities and Net Assets	$987,956	$3,826
Net asset value per share	$25.06	$25.00

(1)
Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	For the year ended	For the period from February 10, 2023 (Date of Inception) to
	December 31, 2024	December 31, 2023
Investment income
From non-controlled/non-affiliated investments:
Interest income	$25,722	$—
Total investment income	25,722	—
Expenses
Interest and debt financing costs	10,444	—
Amortization of offering costs	3,103	—
Management fees	1,746	—
Investment income incentive fee	592	—
Capital gains incentive fee	33	—
Organizational expenses	33	2,676
Other general and administrative expenses	6,496	—
Professional fees	1,900	1,257
Trustees’ fees	682	—
Total expenses	25,029	3,933

Less advisor expense support (Note 4)	(8,906)	(3,933)
Net expenses	16,123	—
Net investment income (loss)	9,599	—

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(73)	—
Net realized gains (losses)	(73)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	292	—
Net change in unrealized appreciation (depreciation)	292	—
Net realized and unrealized gain (loss)	219	—
Net increase (decrease) in net assets from operations	$9,818	$—

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Changes in Net Assets

(amounts in thousands, except share and per share data)

	For the year ended	For the period from February 10, 2023 (Date of Inception) to
	December 31, 2024	December 31, 2023
Net assets at beginning of period	$10	$—
Operations:
Net investment income (loss)	9,599	—
Net realized gains (losses)	(73)	—
Net change in unrealized appreciation (depreciation)	292	—
Net increase (decrease) in net assets from operations	9,818	—
Distributions to Shareholders:
Distributions from distributable earnings	(10,023)	—
Net increase (decrease) resulting from shareholder distributions	(10,023)	—
Capital share transactions:
Issuance of common shares	429,248	10
Net increase (decrease) in net assets from capital transactions	429,248	10
Net increase (decrease) in net assets for the period	429,043	10
Net assets at end of period	$429,053	$10

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Cash Flows

(amounts in thousands, except share and per share data)

	For the year ended	For the period from February 10, 2023 (Date of Inception) to
	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$9,818	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(981,169)	—
Proceeds from sales of investments and principal repayments	33,993	—
Net realized (gains) losses on investments	73	—
Net change in unrealized (appreciation) depreciation	(292)	—
Net accretion of discount on investments	(242)	—
Amortization of deferred financing costs	1,121	—
Amortization of deferred offering costs	3,103	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid insurance	(287)	—
(Increase) decrease in other assets	(75)	(152)
(Increase) decrease in interest receivable on investments	(2,806)	—
(Increase) decrease in receivable for paydowns of investments	(57)	—
Increase (decrease) in investment income incentive fee payable	592	—
Increase (decrease) in accrued capital gains incentive fee	33	—
Increase (decrease) in management fee payable	804	—
Increase (decrease) in payable to affiliates (1)	(499)	152
Increase (decrease) in payable for unsettled purchases	69,940	—
Increase (decrease) in interest payable	5,099	—
Net cash provided by (used in) operating activities	(860,851)	—
Cash flows from financing activities:
Proceeds from issuance of common shares	429,248	10
Deferred financing costs paid	(4,853)	—
Borrowings on credit facilities	525,000	—
Paydown on credit facilities	(75,000)	—
Proceeds from secured borrowings	18,000	—
Net cash provided by (used in) financing activities	892,395	10
Net increase (decrease) in cash and cash equivalents	31,544	10
Cash and cash equivalents, beginning of period	10	—
Cash and cash equivalents, end of period	$31,554	$10

Supplemental and Non-Cash Financing Activities
Cash paid during the period for interest	$4,224	$—
Distribution payable	$10,023	$—
Accrued but unpaid deferred offering costs	$1,095	$3,665

(1)
Increases in payable to affiliates is reduced by the accrued but unpaid deferred financing and offering costs.

Certain prior period amounts have been reclassified to conform to current period presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Schedule of Investments

As of December 31, 2024

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Investments
Non-controlled/non-affiliated senior secured debt
Debt investments(4)(5)
Automobile Components
LS Group OpCo Acquisition LLC(7)(14)	First lien senior secured term loan	SOFR + 3.00%	4/23/2031	$6,965	$7,004	$6,993	1.63%
Realtruck Group Inc(7)(14)	First lien senior secured term loan	SOFR + 3.50%	1/31/2028	7,938	7,963	7,684	1.79%
					14,967	14,677	3.42%
Building Products
Chariot Buyer LLC(7)(14)	First lien senior secured term loan	SOFR + 3.25%	11/3/2028	5,954	5,963	5,982	1.39%
Kodiak BP LLC(7)(14)	First lien senior secured term loan	SOFR + 3.75%	11/26/2031	5,000	5,031	4,998	1.16%
LBM Acquisition LLC(7)(14)	First lien senior secured term loan	SOFR + 3.75%	6/6/2031	6,484	6,447	6,420	1.50%
					17,441	17,400	4.05%
Chemicals
Lummus Technology Holdings V LLC(7)(14)	First lien senior secured term loan	SOFR + 3.00%	12/31/2029	6,948	6,997	6,995	1.63%

Commercial Services & Supplies
Asurion LLC(7)(14)	First lien senior secured term loan	SOFR + 4.25%	9/19/2030	7,959	7,776	7,931	1.85%
Continental Cafe LLC(6)(7)(14)	First lien senior secured term loan	SOFR + 5.25%	12/31/2029	60,985	60,223	60,223	14.04%
Continental Cafe LLC(6)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.25%	12/31/2029	-	(164)	(166)	(0.04)%
CoreLogic Inc(7)(14)	First lien senior secured term loan	SOFR + 3.50%	6/2/2028	7,938	7,883	7,828	1.82%
					75,718	75,816	17.67%
Communications Equipment
Delta Topco Inc(9)(14)	First lien senior secured term loan	SOFR + 3.50%	12/24/2029	8,000	8,080	8,058	1.88%

Construction & Engineering
Oscar Acquisitionco LLC(9)(14)	First lien senior secured term loan	SOFR + 4.25%	4/29/2029	8,931	8,959	8,824	2.06%

Construction Material
Quikrete Holdings Inc(7)(14)	First lien senior secured term loan	SOFR + 2.50%	4/14/2031	5,955	5,976	5,948	1.39%
Summit Materials LLC(7)(13)(14)	First lien senior secured term loan	SOFR + 1.75%	1/12/2029	3,970	4,000	3,971	0.93%
					9,976	9,919	2.32%
Consumer Finance
Maxitransfers Blocker Corp(6)(7)(14)	Second lien senior secured term loan	SOFR + 6.75%	6/18/2030	50,000	49,004	49,000	11.42%

Distributors
BCPE Empire Holdings Inc(7)(14)	First lien senior secured term loan	SOFR + 3.50%	12/11/2028	8,000	8,080	8,033	1.87%

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Diversified Consumer Services
Mavis Tire Express Services Topco Corp(7)(14)	First lien senior secured term loan	SOFR + 3.50%	5/4/2028	7,980	8,070	8,025	1.87%
Wand NewCo 3 Inc(7)(14)	First lien senior secured term loan	SOFR + 3.25%	1/30/2031	4,883	4,929	4,898	1.14%
					12,999	12,923	3.01%
Diversified Financial Services
Boost Newco Borrower LLC(8)(14)	First lien senior secured term loan	SOFR + 2.50%	1/31/2031	5,985	6,035	6,009	1.40%

Electrical Utilities
WEC US Holdings Inc(7)(14)	First lien senior secured term loan	SOFR + 2.25%	1/27/2031	6,983	7,020	6,981	1.63%

Electronic Equipment
Emrld Borrower LP(9)(14)	First lien senior secured term loan	SOFR + 2.50%	5/31/2030	3,970	3,999	3,982	0.93%
Madison IAQ LLC(9)(14)	First lien senior secured term loan	SOFR + 2.75%	6/21/2028	5,954	5,992	5,970	1.39%
					9,991	9,952	2.32%
Health Care Equipment & Supplies
Medline Borrower LP(7)(14)	First lien senior secured term loan	SOFR + 2.25%	10/23/2028	4,963	4,993	4,976	1.16%

Health Care Providers & Services
Examworks Bidco Inc(7)(14)	First lien senior secured term loan	SOFR + 2.75%	11/1/2028	6,964	6,999	6,984	1.63%
FFF Enterprises Inc(6)(7)(14)(15)	First lien senior secured term loan	Prime + 5.25%	12/12/2028	80,000	78,408	78,400	18.27%
Heartland Dental LLC(7)(14)	First lien senior secured term loan	SOFR + 4.50%	4/28/2028	8,933	8,983	8,939	2.08%
Select Medical Corp(7)(13)(14)	First lien senior secured term loan	SOFR + 2.00%	11/18/2031	1,297	1,304	1,300	0.30%
SGA Dental Partners OPCO, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.50%	7/17/2029	78,882	77,423	77,784	18.13%
SGA Dental Partners OPCO, LLC(6)(9)(12)	First lien senior secured delayed draw term loan	SOFR + 5.50%	7/17/2029	6,284	6,089	6,077	1.42%
Southern Veterinary Partners LLC(8)(14)	First lien senior secured term loan	SOFR + 3.25%	12/4/2031	8,000	7,961	8,048	1.88%
Triwest Healthcare Alliance Corp(6)(7)(14)	First lien senior secured term loan	SOFR + 5.50%	12/27/2027	37,500	36,914	37,165	8.66%
Triwest Healthcare Alliance Corp(6)(7)	First lien senior secured delayed draw term loan	SOFR + 5.50%	12/27/2027	37,500	36,933	37,165	8.66%
Zelis Payments Buyer Inc(7)(14)	First lien senior secured term loan	SOFR + 3.25%	11/26/2031	8,000	7,960	8,019	1.87%
Zelis Payments Buyer Inc(7)(14)	First lien senior secured term loan	SOFR + 2.75%	9/28/2029	968	974	968	0.23%
					269,948	270,849	63.13%
Health Care Technology
AthenaHealth Group Inc(7)(14)	First lien senior secured term loan	SOFR + 3.25%	2/15/2029	6,947	6,968	6,954	1.62%
Ensemble RCM LLC(8)(14)	First lien senior secured term loan	SOFR + 3.00%	8/1/2029	4,963	5,000	4,994	1.16%
Project Ruby Ultimate Parent Corp(7)(14)	First lien senior secured term loan	SOFR + 3.00%	3/10/2028	8,000	8,080	8,028	1.87%
Waystar Technologies Inc(7)(13)(14)	First lien senior secured term loan	SOFR + 2.25%	10/22/2029	4,231	4,269	4,244	0.99%
					24,317	24,220	5.64%
Hotels, Restaurants & Leisure
Alterra Mountain Co(7)(14)	First lien senior secured term loan	SOFR + 2.75%	8/17/2028	4,988	5,035	5,016	1.17%
Caesars Entertainment Inc(7)(13)(14)	First lien senior secured term loan	SOFR + 2.25%	2/6/2031	5,955	5,995	5,957	1.39%
CV Borrower, LLC(6)(7)(10)(14)	First lien senior secured term loan	SOFR + 5.50%	8/30/2030	99,750	97,809	98,557	22.97%
Fertitta Entertainment LLC/NV(7)(14)	First lien senior secured term loan	SOFR + 3.50%	1/27/2029	6,946	6,989	6,968	1.62%
Light & Wonder International Inc(7)(13)(14)	First lien senior secured term loan	SOFR + 2.25%	4/14/2029	4,975	5,017	4,988	1.16%
					120,845	121,486	28.31%

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Household Durables
RH(7)(13)(14)	First lien senior secured term loan	SOFR + 2.50%	10/20/2028	7,938	7,826	7,854	1.83%

Household Products
VC GB Holdings I Corp(8)(14)	First lien senior secured term loan	SOFR + 3.50%	7/21/2028	7,939	7,970	7,933	1.85%

IT Services
Go Daddy Operating Co LLC(7)(13)(14)	First lien senior secured term loan	SOFR + 1.75%	11/13/2029	3,338	3,358	3,336	0.78%

Machinery
Engineered Machinery Holdings Inc(8)(14)	First lien senior secured term loan	SOFR + 3.75%	5/19/2028	6,946	6,987	6,985	1.63%

Oil, Gas & Consumable Fuels
CQP Holdco LP(8)(13)(14)	First lien senior secured term loan	SOFR + 2.00%	12/31/2030	5,985	6,033	5,991	1.40%
Oryx Midstream Services Permian Basin LLC(7)(14)	First lien senior secured term loan	SOFR + 3.00%	10/5/2028	6,947	6,999	6,982	1.63%
					13,032	12,973	3.03%
Pharmaceuticals
Alvogen Pharma US Inc(7)	First lien senior secured term loan	SOFR + 7.50%	6/30/2025	1,972	1,863	1,856	0.43%

Professional Services
Clover Holdings 2 LLC(7)(14)	First lien senior secured term loan	SOFR + 4.00%	12/9/2031	8,000	8,120	8,080	1.88%
OMNIA Partners LLC(7)(14)	First lien senior secured term loan	SOFR + 2.75%	7/25/2030	5,985	6,039	6,010	1.40%
					14,159	14,090	3.28%
Semiconductors & Semiconductor Equipment
MKS Instruments Inc(7)(13)(14)	First lien senior secured term loan	SOFR + 2.25%	8/17/2029	4,113	4,137	4,121	0.96%

Software
Boxer Parent Co Inc(8)(14)	First lien senior secured term loan	SOFR + 3.75%	7/30/2031	6,982	7,053	7,034	1.64%
Cloud Software Group Inc(8)(14)	First lien senior secured term loan	SOFR + 3.50%	3/30/2029	6,669	6,689	6,683	1.56%
Cloud Software Group Inc(8)(14)	First lien senior secured term loan	SOFR + 3.75%	3/21/2031	3,629	3,629	3,637	0.85%
Genesys Cloud Services Holdings II LLC(7)(14)	First lien senior secured term loan	SOFR + 3.00%	12/1/2027	5,969	6,010	6,014	1.40%
McAfee Corp(8)(14)	First lien senior secured term loan	SOFR + 3.00%	3/1/2029	6,983	7,029	6,981	1.63%
Project Alpha Intermediate Holding Inc(8)(14)	First lien senior secured term loan	SOFR + 3.25%	10/28/2030	8,933	8,992	8,979	2.09%
Project Boost Purchaser LLC(8)(14)	First lien senior secured term loan	SOFR + 3.50%	7/2/2031	8,000	8,080	8,047	1.88%
Skopima Consilio Parent LLC(8)(14)	First lien senior secured term loan	SOFR + 3.75%	5/17/2028	8,954	8,971	8,976	2.09%
UKG Inc(8)(14)	First lien senior secured term loan	SOFR + 3.00%	2/10/2031	5,970	6,016	6,008	1.40%
					62,469	62,359	14.54%
Specialty Retail
Great Outdoors Group LLC(7)(14)	First lien senior secured term loan	SOFR + 3.75%	3/6/2028	6,946	6,978	6,971	1.62%
PetSmart LLC(7)(14)	First lien senior secured term loan	SOFR + 3.75%	2/11/2028	7,959	7,965	7,919	1.85%
Recess Holdings Inc(8)(14)	First lien senior secured term loan	SOFR + 4.50%	2/14/2030	7,980	8,090	8,047	1.88%
					23,033	22,937	5.35%

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Textiles, Apparel & Luxury Goods
ABG Intermediate Holdings 2 LLC(7)(14)	First lien senior secured term loan	SOFR + 2.25%	12/21/2028	5,955	6,009	5,972	1.39%

Transportation Infrastructure
Brown Group Holding LLC(7)(14)	First lien senior secured term loan	SOFR + 2.50%	7/1/2031	5,969	5,992	5,986	1.39%

Total Debt Investments					$812,205	$812,520	189.38%

U.S. Treasury Bill
U.S. Treasury Bill	—	4.27%	5/1/2025	137,000	$135,140	$135,117	31.49%

Total Investments					$947,345	$947,637	220.87%

Cash Equivalents
BlackRock Liquidity FedFund - Institutional	—	4.36%	—	26,055	$26,055	$26,055	6.07%

Total Investments and Cash Equivalents					$973,400	$973,692	226.94%

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
(6)
These investments were valued using unobservable inputs and are considered Level 3 investments (see Note 6 “Fair Value Measurements”).
(7)
The interest rate on these investments is subject to one-month SOFR, which was 4.33% as of December 31, 2024.
(8)
The interest rate on these investments is subject to three-month SOFR, which was 4.31% as of December 31, 2024.
(9)
The interest rate on these investments is subject to six-month SOFR, which was 4.25% as of December 31, 2024.
(10)
The interest rate on these investments is subject to twelve-month SOFR, which was 4.18% as of December 31, 2024.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Position or portion thereof is an unfunded loan or equity commitment (see Note 8 “Commitments and Contingencies”).
(13)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2024, non-qualifying assets represented 4.2% of total assets as calculated in accordance with the regulatory requirements.
(14)
All or a portion of the investment is pledged as collateral for the Company’s debt obligations (as defined in Note 7 “Borrowings”).
(15)
The interest rate on these investments is subject to the Prime rate, which was 7.50% as of December 31, 2024.

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

On May 7, 2024, the Company completed its initial closing of capital commitments and subsequently commenced substantial investment operations.

Centerbridge Services Group, LLC (the “Administrator”), a wholly-owned subsidiary of Centerbridge Partners, L.P., serves as the Company’s administrator pursuant to an administration agreement (the “Administration Agreement”). SEI Global Services, Inc. (the “Sub-Administrator”) will provide certain day-to-day administration activities for the Company.

The Company has formed three wholly-owned financing subsidiaries, which are structured as Delaware limited liability companies.

2.
Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying consolidated financial statements of the Company and the related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 and 12 of Regulation S-X. The Company is an investment company following the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.”

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or controlled company whose business consists of providing services to the Company.

The Company consolidates the results of its wholly-owned financing subsidiaries, Overland Financing MS, LLC, Overland Financing DB, LLC, and Overland Financing B, LLC. There were no transactions by Overland Financing DB, LLC through December 31, 2024. All intercompany accounts and transactions have been eliminated in consolidation.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s consolidated statements of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to each holder of the Company’s Common Shares (“Shareholders”) in the form of dividends, even though the Company has not yet collected cash.

Non-Accrual Loans

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. There were no loans on non-accrual status as of December 31, 2024.

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

Offering and Organizational Expenses

Organizational expenses are charged as incurred and include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its subsidiaries, their related documents of organization and the Company’s election to be regulated as a BDC. During the year ended December 31, 2024 and for the period February 10, 2023 (date of inception) to December 31, 2023, organizational expenses incurred amounted to $33 and $2,676, respectively.

Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of the Form 10 as well as the expenses of Centerbridge and Wells Fargo in negotiating and documenting other arrangements with the initial investors of the Company. Offering expenses of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. During the year ended December 31, 2024 and for the period February 10, 2023 (date of inception) to December 31, 2023, offering costs incurred amounted to $1,095 and $3,665, respectively, all of which have been capitalized and deferred. The Company started amortizing the deferred costs from the date of commencement of operations. As of December 31, 2024 and 2023, the Company had approximately $1,657 and $3,665, respectively, of unamortized deferred offering costs.

The Company’s organizational and offering costs are the responsibility of the Company and have preliminarily been paid by an affiliate of the Advisor on the Company’s behalf. However, as discussed in Note 4, a portion of the Company’s expenses incurred through December 31, 2024 included on the Company’s consolidated statements of operations, including its organizational and offering costs, have been assumed by the Advisor pursuant to the Expense Support Agreement.

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

Professional Fees

Professional fees are expensed as incurred and include legal expenses, consulting fees, and audit and tax preparation fees. Professional fees incurred by the Advisor and its affiliates on behalf of the Company have been subject to reimbursement by the Advisor pursuant to the Expense Support Agreement. Refer to Note 4 for more information on the Expense Support Agreement.

Other Assets

Other assets represent legal fees and other direct costs incurred in connection with the Company’s expected future borrowings. In addition, it includes the unamortized portion of other prepaid general and administrative costs.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of demand deposits, money market mutual funds and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and at times, these deposits may exceed the Federal Deposit Insurance Corporation insured limit.

Investments at Fair Value

The Company applies fair value to its portfolio investments in accordance with ASC Topic 820—Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 also requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. Refer to Note 3 for further discussion regarding fair value measurements and hierarchy.

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

To qualify and be subject to tax as a RIC for U.S. federal income tax purposes, the Company is required to ensure that (among other things) it satisfies certain sources of income and asset diversification requirements and distributes to its Shareholders annually an amount equal to at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

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

Distributions

Distributions to common Shareholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the Board.

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”), under which a Shareholder’s distributions would automatically be reinvested under the DRIP in additional whole and fractional shares, unless the Shareholder “opts out” of the DRIP, thereby electing to receive cash dividends. The Company will use newly issued Common Shares to implement the DRIP that will be issued at a price per share equal to the most recent net asset value per share determined by the Advisor as the Company's valuation designee in accordance with Rule 2a-5 under the 1940 Act.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance enhances the transparency and decision usefulness of income tax disclosures. The effective date for the amendments in ASU 2023-09 are for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

Other than the aforementioned guidance, the Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

On December 14, 2023, the board of trustees of the Company (the “Board”) appointed the Advisor as the Company’s valuation designee in accordance with Rule 2a-5 under the 1940 Act. As the valuation designee, the Advisor determines fair values of the Company’s investments pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process. Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics and other factors. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant, individually or in the aggregate, to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Advisor. The Advisor considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Advisor’s perceived risk of that instrument.

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

Management Fee

The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the average value of the Company’s net assets as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter, excluding cash and cash equivalents. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases. No management fee will be charged on committed but undrawn Capital Commitments (as defined below). For the year ended December 31, 2024 and for the period February 10, 2023 (date of inception) to December 31, 2023, the Management Fee was $1,746 and $0, respectively.

As of December 31, 2024 and 2023, $804 and $0, respectively, remained payable and is recorded in management fee payable on the consolidated statements of assets and liabilities.

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
(ii)
100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.91% in any calendar quarter (7.64% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.91%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Advisor with approximately 15% of the Company’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.91% in any calendar quarter; and
(iii)
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

For the year ended December 31, 2024 and for the period February 10, 2023 (date of inception) to December 31, 2023, the incentive fee was $592 and $0, respectively.

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

For the year ended December 31, 2024 and for the period February 10, 2023 (date of inception) to December 31, 2023, the accrued capital gains incentive fees were $33 and $0, respectively.

Administration Agreement

The Company has entered into the Administration Agreement pursuant to which the Administrator provides the administrative services necessary for the Company to operate. The Company utilizes the Administrator’s office facilities, personnel, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator oversees the Company’s public reporting requirements and tax reporting and monitors the Company’s expenses and the performance of professional services rendered to the Company by others. The Administrator has hired the Sub-Administrator to assist in the provision of certain administrative services. There is no fee paid by the Company in connection with the services provided under the Administration Agreement. The Company will reimburse the Administrator for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including but not limited to rent, the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the costs of its Chief Financial Officer, Chief Compliance Officer, any of their respective staff who provide services to the Company, tax, accounting, investor relations and investor services, technology, legal and operations staff who provide services, including but not limited to transaction-related services to the Company, and internal audit staff, to the extent internal audit performs a role in the Company’s internal control assessment. The reimbursement shall be an amount equal to the Administrator’s actual cost; and provided, further, that such costs are reasonably allocated to the Company on the basis of assets, revenues, estimates, time records or other method conforming with generally accepted accounting principles. The Sub-Administrator will separately be compensated for performing sub-administrative services under the sub-administration agreement and the cost of such compensation, and any other costs or expenses under such agreement, will be in addition to the cost of any other services borne by the Company under the Administration Agreement.

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

Transactions with Affiliates

The Company entered into an agreement with a remote affiliate to assign the rights and obligations of 25% of Triwest Healthcare Alliance Corp’s $50 million senior secured term loan and $50 million senior secured delayed draw term loan. The funded portion of such loans amounted to an aggregate price of $12.3 million.

On August 20, 2024, the SEC granted an exemptive order (the “Order”) to the Company permitting the Company to participate in certain co-investment transactions alongside other funds/vehicles managed by the Advisor or its affiliates (or alongside the Advisor or its affiliates in a principal capacity) that would otherwise be prohibited under the 1940 Act, subject to certain terms and conditions. Any such investments will be in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other affiliates.

5.
Investments

Investments at fair value and amortized cost consisted of the below as of the following period:

	December 31, 2024
($ in thousands)	Amortized Cost	Fair Value
First lien senior secured debt investments	$763,201	$763,520
Second lien senior secured debt investments	49,004	49,000
U.S. treasury bills	135,140	135,117
Total Investments	$947,345	$947,637

The industry composition of investments based on fair value consisted of the below as of the following period (excluding the Company’s investment in U.S Treasury Bills):

December 31, 2024
Health Care Providers & Services	33.3%
Hotels, Restaurants & Leisure	15.0
Commercial Services & Supplies	9.3
Software	7.7
Consumer Finance	6.0
Health Care Technology	3.0
Specialty Retail	2.8
Building Products	2.1
Automobile Components	1.8
Professional Services	1.7
Oil, Gas & Consumable Fuels	1.6
Diversified Consumer Services	1.6
Electrical Equipment	1.2
Construction Materials	1.2
Construction & Engineering	1.1
Communications Equipment	1.0
Distributors	1.0
Household Products	1.0
Household Durables	1.0
Chemicals	0.9
Machinery	0.9
Electrical Utilities	0.9
Diversified Financial Services	0.8
Transportation Infrastructure	0.7
Textiles, Apparel & Luxury Goods	0.7
Health Care Equipment & Supplies	0.6
Semiconductors & Semiconductor Equipment	0.5
IT Services	0.4
Pharmaceuticals	0.2
Total	100%

The geographic composition of investments at amortized cost and on fair value consisted of the below as of the following period (excluding the Company’s investment in U.S Treasury Bills):

December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$812,205	$812,520	100%	189%
Total	$812,205	$812,520	100%	189%

As of December 31, 2023, the Company held no investments.

6.
Fair Value Measurements

The following table presents the fair value hierarchy of cash equivalents and investments as of the following period:

	Fair Value Hierarchy as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Investments:
First lien senior secured debt investments	$—	$368,314	$395,206	$763,520
Second lien senior secured debt investments	—	—	49,000	49,000
U.S. treasury bill	135,117	—	—	135,117
Cash equivalents	26,055	—	—	26,055
Total cash equivalents and investments at fair value	$161,172	$368,314	$444,206	$973,692

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following period:

	For the Year Ended December 31, 2024
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments	405,878	49,000	454,878
Payment-in-kind	—	—	—
Proceeds from investments	(12,609)	—	(12,609)
Net change in unrealized appreciation (depreciation)	1,571	(4)	1,567
Net realized gains (losses)	(6)	—	(6)
Net amortization/accretion of premium/discount on investments	372	4	376
Transfers between investment types	—	—	—
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$395,206	$49,000	$444,206
Net change in unrealized appreciation (depreciation) still held at December 31, 2024	1,571	(4)	1,567

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2024, there were no transfers into (out of) Level 3.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 assets as of the following period. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2024
				Range
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First lien senior secured debt investments	$256,749	Yield Analysis	Discount Rate	10.4%	12.3%	10.9%
First lien senior secured debt investments	138,457	Recent Transaction	Transaction Price	98.0%	98.8%	98.3%
Second lien senior secured debt investments	49,000	Recent Transaction	Transaction Price	98.0%	98.0%	98.0%
Total	$444,206

The significant unobservable inputs used in the fair value measurement of the Company’s investments in debt investments are discount rates and transaction prices. Significant increases (decreases) in discount rates in isolation would result in significant decreases (increases) in fair value measurement. Significant increases (decreases) in transaction prices in isolation would result in significant increases (decreases) in fair value measurement.

As of December 31, 2023, the Company held no investments.

7.
Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024, the Company’s asset coverage was 191.68%. Also as of December 31, 2024, the Company was in compliance with all covenants and other requirements of the MS Revolving Credit Facility, SMTB Credit Facility, BNP Revolving Credit Facility, and the Secured Borrowings (each as defined below).

The Company’s outstanding debt obligations as of December 31, 2024 were as follows:

	December 31, 2024
	Aggregate Principal	Outstanding	Net Carrying	Unused
($ in thousands)	Committed	Principal	Value	Portion(1)
MS Revolving Credit Facility	$300,000	$300,000	$300,000	$—
SMTB Credit Facility	200,000	150,000	150,000	50,000
Secured Borrowings	18,000	18,000	18,000	—
Total Borrowings	$518,000	$468,000	$468,000	$50,000

(1)
The unused portion is the amount upon which unused fees are based, if any.

MS Revolving Credit Facility

On February 22, 2024, Overland Financing MS, LLC, a wholly-owned financing subsidiary of the Company, entered into a senior secured revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding Inc. (“MS”). MS serves as the administrative agent, Wilmington Trust, National Association, serves as collateral agent, account bank and collateral custodian and the Company serves as a servicer under the MS Revolving Credit Facility. On June 6, 2024 and November 15, 2024, certain terms, including the applicable margins, in the MS Revolving Credit Facility were amended.

Under the MS Revolving Credit Facility, MS has agreed to make available to Overland Financing MS, LLC, a revolving loan facility in the maximum principal amount of up to $300 million.

As of December 31, 2024 and 2023, the Company had $300 million and $0 million, respectively, in outstanding borrowings under the MS Revolving Credit Facility.

Advances under the MS Revolving Credit Facility will initially bear interest at a per annum rate equal to an applicable benchmark (which is initially the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”), for a tenor of three (3) months, as such rate is published by the CME Group Benchmark Administration Limited (“CBA”)), plus an applicable margin. As amended on November 15, 2024, the applicable margin on advances is (a) for the first six (6) months after February 22, 2024, 1.70% per annum, (b) for the next eight (8) months after February 22, 2024, 2.10% per annum, (c) after the fourteen (14) month anniversary of February 22, 2024 and during the revolving period, which is scheduled to end three years after February 22, 2024, 2.35% per annum, and (d) after the end of the revolving period, 2.85% per annum.

The period during which Overland Financing MS, LLC may make borrowings under the MS Revolving Credit Facility expires on February 22, 2027 and the MS Revolving Credit Facility is scheduled to mature on February 22, 2029.

As of December 31, 2024, the Company had recorded $3,339 of cumulative deferred financing costs in connection with the MS Revolving Credit Facility.

The components of interest expense related to the MS Revolving Credit Facility for the year ended December 31, 2024 were as follows:

($ in thousands)	For the Year Ended December 31, 2024
Stated interest expense	$7,292
Unused/undrawn fees	606
Amortization of deferred financing costs	866
Administration fees	344
Total Interest Expense	$9,108
Average stated interest rate	4.37%
Average borrowings	$141,375

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

On December 9, 2024, certain terms, including the maximum commitments, in the SMTB Credit Facility were amended (the “First Amendment”). Among other things, the First Amendment temporarily increased the maximum commitments under the SMTB Credit Facility from $100 million to $200 million until March 31, 2025, after which the maximum commitments under the SMTB Credit Facility will be automatically reduced to $100 million. On February 14, 2025, certain terms, including the applicable margin, in the SMTB Credit Facility were amended. On March 26, 2025, the scheduled reduction date on the $100 million temporary commitment was extended to June 30, 2025.

The SMTB Credit Facility will mature on July 10, 2026, subject to two one-year extensions at the option of the Company with the consent of the lenders. Under the SMTB Credit Facility, the Company is permitted to borrow up to the lesser of the maximum facility amount and the Borrowing Base.

As of December 31, 2024 and 2023, the Company had $150 million and $0 million, respectively, in outstanding borrowings under the SMTB Credit Facility.

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

As of December 31, 2024, the Company had recorded $1,086 of cumulative deferred financing costs in connection with the SMTB Credit Facility.

The components of interest expense related to the SMTB Credit Facility for the year ended December 31, 2024 were as follows:

($ in thousands)	For the Year Ended December 31, 2024
Stated interest expense	$938
Unused/undrawn fees	96
Amortization of deferred financing costs	255
Administration fees	—
Total Interest Expense	$1,289
Average stated interest rate	7.36%
Average borrowings	$26,743

BNP Revolving Credit Facility

On December 17, 2024, Overland Financing B, LLC, a wholly-owned financing subsidiary of the Company, entered into a revolving credit facility (the “BNP Revolving Credit Facility”) with BNP Paribas SA (“BNP”). BNP serves as the lender, Wilmington Trust, National Association, serves as collateral agent, account bank and collateral custodian and the Company serves as guarantor under the BNP Revolving Credit Facility.

Under the BNP Revolving Credit Facility, BNP has agreed to make available to Overland Financing B, LLC, a revolving loan facility in the maximum facility amount of $340 million from January 2, 2025 through March 31, 2025, a maximum facility amount of $330 million from April 1, 2025 through June 30, 2025, a maximum facility amount of $270 million from July 1, 2025 through September 30, 2025 and, if extended, a maximum facility amount of $175 million from October 1, 2025 through December 31, 2025.

As of December 31, 2024 and 2023, the Company had no outstanding borrowings under the BNP Revolving Credit Facility.

Advances under the BNP Revolving Credit Facility will bear interest at a rate equal to the three month secured overnight financing rate plus an applicable margin of 1.45% per annum. The BNP Revolving Credit Facility also includes a commitment fee payable each calendar quarter, at a rate per annum equal to (a) for any calendar quarter in which the average principal obligations is less than or equal to 50% of the committed facility amount, 0.70%, (b) for any calendar quarter in which the average principal obligations is greater than 50% of the committed facility amount but less than or equal to 65% of the committed facility amount, 0.30%, (c) for any calendar quarter in which the average principal obligations is greater than 65% of the committed facility amount but less than or equal to 75% of the committed facility amount, 0.20% and (d) for any calendar quarter in which the average principal obligations is greater than 75% of the committed facility amount, 0.00%.

As of December 31, 2024, the Company had recorded $429 of cumulative deferred financing costs in connection with the BNP Revolving Credit Facility.

Secured Borrowing Agreement

In order to finance certain investment transactions, the Company may, from time to time, enter into secured borrowing agreements with Macquarie Bank Limited (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, up to 90-days from the date it was sold (each a “Macquarie Transaction”).

On December 19, 2024, the Company entered into a Macquarie Transaction that was collateralized by the Company’s term loan to CV Borrower, LLC. In accordance with ASC Topic 860, Transfers and Servicing, this Macquarie Transaction meets the criteria for a secured borrowing. Accordingly, the investment financed by the Macquarie Transaction remains on the Company’s Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Secured Borrowings”). Interest under the secured borrowing agreement is calculated at the inception of each secured borrowing agreement, as the 3 month SOFR rate in effect, plus the applicable margin of 2.95%.

As of December 31, 2024, the Company had outstanding Secured Borrowings of $18 million associated with the Macquarie Transaction that was entered into on December 19, 2024. As of December 31, 2024, the remaining contractual maturity of the secured borrowing agreement was 78 days. As of December 31, 2023, the Company had no outstanding Secured borrowings.

The amount of interest expense incurred related to the Secured Borrowing Agreement for the year ended December 31, 2024 was $47.

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

The Company and the Advisor have entered into an Expense Support Agreement. The Company may be obligated to make a Reimbursement Payment to the Advisor for such expenses through December 31, 2027. As of December 31, 2024 the Company did not have an obligation to repay expense support to the Advisor and did not record a liability on the consolidated statements of assets and liabilities. Refer to Note 4 for more information on the Expense Support Agreement.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company’s Inception:

For the Period Ended	Expense Payments by Advisor	Reimbursement Payments to Advisor	Unreimbursed Expense Payable
December 31, 2023	$3,933	$—	$3,933
March 31, 2024	885	—	885
June 30, 2024	3,305	—	3,305
September 30, 2024	4,491	—	4,491
December 31, 2024	225	—	225
Total	$12,839	$—	$12,839

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

The Company had the following outstanding commitments to investments as of the following period:

($ in thousands) Portfolio Company	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of December 31, 2024
Continental Cafe LLC	Delayed Draw Term Loan	12/19/2026	$26,515	$(166)
SGA Dental Partners OPCO, LLC	Delayed Draw Term Loan	1/17/2026	8,609	(86)
Total Unfunded Portfolio Company Commitments			$35,124	$(252)

9.
Net Assets

Share Issuances

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

Each investor in the Private Offering will make a capital commitment (a “Capital Commitment”) to purchase Common Shares pursuant to a Subscription Agreement. During the Commitment Period (as defined below), investors in the Private Offering will be required to fund drawdowns to purchase Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The “Commitment Period” will continue until the five-year anniversary of the date on which holders of the Common Shares are required to fund their initial drawdown (the “Commencement Date”). The Commencement Date occurred on May 7, 2024.

The Company is authorized to issue an unlimited number of Common Shares. As of December 31, 2024, the Company had issued 17,122,713 shares and all are outstanding. Also, as of December 31, 2024, the Company had executed subscription agreements for approximately $2.1 billion of Capital Commitments (of which approximately $1.6 billion remained unfunded as of December 31, 2024).

The following table summarizes the total shares issued and aggregate offering proceeds related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreement as of December 31, 2024.

($ in thousands, except shares)	Number of	Aggregate
Share Issuance Date	Shares Issued	Offering Proceeds
20-Dec-23	400	$10
7-May-24	7,759,600	193,990
1-Jul-24	411,547	10,258
30-Sep-24	2,964,947	75,000
31-Dec-24	5,986,219	150,000
Total	17,122,713	$429,258

Distributions

The following table presents distributions that were declared and payable during the year ended December 31, 2024.

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
December 19, 2024	December 30, 2024	January 31, 2025	$0.90	$10,023
Total			$0.90	$10,023

Distribution Reinvestment

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”), under which a Shareholder’s distributions would automatically be reinvested under the DRIP in additional whole and fractional shares, unless the Shareholder “opts out” of the DRIP, thereby electing to receive cash dividends. The Company will use newly issued Common Shares to implement the DRIP that will be issued at a price per share equal to the most recent net asset value per share determined by the Advisor as the Company's valuation designee in accordance with Rule 2a-5 under the 1940 Act.

10.
Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the year ended December 31, 2024:

($ in thousands, except shares and per share data)	For the Year Ended December 31, 2024
Net increase (decrease) in net assets from operations	$9,818
Weighted average shares outstanding	6,044,103
Earnings per share	$1.62

11.
Income Taxes

The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, the Company must distribute substantially all of its net taxable income each tax year as dividends to its Shareholders which will generally relieve the Company from U.S. federal income tax.

There were no material uncertain tax positions as of December 31, 2024.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2024, the Company had not yet filed any tax returns and therefore was not yet subject to examination.

Book and tax basis differences relating to Shareholder distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. Reclassifications due to permanent book-tax differences have no impact on the net asset value of the Company. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. For the year ended December 31, 2024, the Company reclassified balances as follows:

($ in thousands)	December 31, 2024
Distributable earnings	$974
Paid-in capital in excess of par	$(974)

The tax character of distributions paid for the year ended December 31, 2024 are as follows:

For the Year Ended
($ in thousands)	December 31, 2024
Ordinary Income	$10,023
Long-Term Capital Gain	$-
Return of Capital	$-

During the year ended December 31, 2024, the Company designated approximately 100% of its distributions from net investment income as interest related dividends pursuant to Section 871(k) of the Code.

As of December 31, 2024, the components of accumulated earnings (deficit) on a tax basis are as follows:

($ in thousands)	December 31, 2024
Undistributed ordinary income	$583
Capital Loss Carry Forwards	(73)
Net unrealized appreciation (depreciation)	292
Other temporary book/tax differences	(33)
Total accumulated earnings (deficit)	$769

As of December 31, 2024, the tax cost and gross unrealized appreciation/(depreciation) from investments are as follows:

($ in thousands)	December 31, 2024
Tax Cost	$947,345
Gross unrealized appreciation	1,958
Gross unrealized depreciation	(1,666)
Net unrealized investment appreciation (depreciation) on investments	$292

12.
Financial Highlights

The following are the financial highlights for the year ended December 31, 2024:

($ in thousands, except share and per share data)	For the Year Ended December 31, 2024
Per Share Data:
Net assets, beginning of period	$25.00
Net investment income (1)	1.59
Net realized gains (losses) and change in unrealized appreciation (depreciation) (2)	(0.63)
Net increase (decrease) in net assets from operations	0.96
Distributions declared from net investment income (3)	(0.90)
Issuance of shares in connection with the Company's DRIP	—
Total increase (decrease) in net assets	0.06
Net assets, end of period	$25.06
Shares outstanding, end of period	17,122,713
Total return based on NAV (4)	3.84%

Ratios:
Expenses before expense support to average net assets (5)	21.42%
Expenses after expense support to average net assets (5)	12.60%
Net investment income to average net assets (5)	13.35%
Portfolio turnover rate (6)	5.32%

Supplemental Data:
Net assets, end of period	$429,053
Total capital commitments, end of period	$2,060,000
Ratios of total contributed capital to total committed capital, end of period	20.84%
Average debt outstanding	$159,244
Asset coverage ratio (7)	191.68%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
For the year ended December 31, 2024, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
The per share data was derived using the actual shares outstanding at the date of the relevant transaction (see Note 9).
(4)
Total return (not annualized) is calculated as the change in net assets per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company’s distribution reinvestment plan), divided by the net assets per share at the beginning of the period.
(5)
Operating expenses may vary in the future based on the amount of capital raised, the Advisor’s election to continue expense support, and other unpredictable variables. The ratios reflect annualized amounts, except for organization costs and incentive fees.
(6)
Portfolio turnover rate is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported. Average invested assets at fair value is being calculated from commencement of operations.
(7)
In accordance with the 1940 Act, with certain, limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

13.
Segment Information

The Company conducts business as a single operating segment, which is based upon the Company’s current organizational and management structure, as well as information used by the Company’s Chief Operating Decision Maker (“CODM”) to allocate resources and other factors. The Company's Chief Executive Officer is the Company’s CODM, as they are the individual responsible for assessing performance and allocating resources.

The key measures the CODM uses to allocate resources and assess performance are the Company’s net investment income (loss) and net increase (decrease) in net assets from operations, as reported on the consolidated statements of operations, underlying investment information as disclosed on the consolidated schedule of investments, and investment composition as disclosed in Note 5.

14.
Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2024, except as discussed below.

On March 17, 2025, the Company delivered a capital call notice to its investors relating to the sale of the Company’s Common Shares for an aggregate offering price of $50,000,000 (which represents an estimated $24.81 per Common Share). The sale is expected to close on March 31, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of such possible controls and procedures.

(b)
Report of Management on Internal Control over Financing Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Trustees and Executive Officers

The business and affairs of the Company are managed under the direction of the Board. The Board consists of five members, three of whom are Independent Trustees. The Board appoints the Company’s officers, who serve at the discretion of the Board. The responsibilities of the Board include quarterly valuation of Company assets, corporate governance activities, oversight of the Company’s financing arrangements and oversight of the Company’s investment activities.

The Board’s role in management of the Company is one of oversight. Oversight of the Company’s investment activities extends to oversight of the risk management processes employed by the Advisor as part of its day-to-day management of the Company’s investment activities. The Board reviews risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Advisor as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Company’s investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of the Company’s investments.

The Board has established an Audit Committee and a Nominating and Corporate Governance Committee. The scope of each committee’s responsibilities is discussed in greater detail below. The Board may determine to form additional committees in the future.

William J. Neuenfeldt, an Interested Trustee, serves as Chair of the Board. The Board believes that it is in the best interests of Shareholders for William J. Neuenfeldt to serve as Chair of the Board because of his extensive knowledge of and experience in the financial services industry, specifically as a lender to middle market companies, qualify him to serve as the Chair of the Board. The Board believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual trustees and the committees in a manner that enhances effective oversight. The Board also believes that its small size creates an efficient corporate governance structure that provides the opportunity for direct communication and interaction between management and the Board.

Each trustee holds office for the term to which he or she is elected or appointed and until his or her successor is duly elected and qualifies, or until his or her earlier death, resignation, retirement, disqualification or removal.

Trustees

The following information regarding the Board is as of December 31, 2024:

Name	Age	Position(s) Held	Director Since	Other Public Company Directorships Held by Trustees During the Past Five Years
Interested Trustee
William J. Neuenfeldt	55	Trustee, Chair of the Board	2023	—
Gavin R. Baiera	49	Trustee, Chief Executive Officer	2023	Vistra Corporation
Independent Trustee
Neil H. Sherman	68	Trustee	2023	—
Terri Lecamp	65	Trustee	2023	—
Carlos M. Hernandez	63	Trustee	2023	—

The address for each trustee is Overland Advantage c/o Centerbridge Partners, L.P., 375 Park Avenue, 11th Floor, New York, NY 10152-0002.

Officers Who Are Not Trustees

The following information regarding the Company’s officers who are not trustees is as of January 1, 2024:

Name	Age	Position(s) Held	Principal Occupation(s) During Past Five Years
Kimberly A. Terjanian	51	Chief Financial Officer, Treasurer	Chief Financial Officer of Centerbridge Partners, L.P.
Elizabeth R. Uhl	64	Chief Compliance Officer	Chief Compliance Officer of Centerbridge Partners, L.P.

The address for each executive officer is Overland Advantage c/o Centerbridge Partners, L.P., 375 Park Avenue, 11th Floor, New York, NY 10152-0002.

Biographical Information

Interested Trustees

William Neuenfeldt is the Chair of the Board of Trustees. He is also the Chief Operating Officer of the Advisor. Mr. Neuenfeldt joined Centerbridge in 2019 as its Chief Operating Officer in which his role focuses on advancing and aligning Centerbridge’s operations and investment strategy. He also serves as Senior Managing Director of Centerbridge and a member of Centerbridge’s Management Committee. Prior to joining Centerbridge, Mr. Neuenfeldt was a Partner and the Regional Managing Partner of the Americas at Bain & Company, responsible for strategy and day-to-day operations in North and South America. Throughout his career he was a leader in Bain’s Private Equity, Technology and Strategy practices and served on Bain’s Global Operating Committee and Board of Directors. Prior to joining Bain in 1997, Mr. Neuenfeldt served as a Captain in the United States Air Force. Mr. Neuenfeldt received a B.S. and M.S. from Stanford University and an M.B.A. with high distinction from Harvard Business School.

Gavin R. Baiera is the Company’s Chief Executive Officer. Mr. Baiera joined Centerbridge in 2018 and is a portfolio manager for Centerbridge’s global credit investing activities. He also serves as Senior Managing Director of Centerbridge. Prior to joining Centerbridge, Mr. Baiera was a Managing Director at Angelo Gordon, where he was the global head of the firm’s corporate credit investing activities and portfolio manager for its distressed funds. Prior to joining Angelo Gordon, Mr. Baiera was the co-head of the strategic finance group at Morgan Stanley, and responsible for origination, underwriting and distribution for restructuring transactions. Previously, Mr. Baiera worked at General Electric Capital Corporation, concentrating on underwriting and investing in restructuring transactions. He began his career at GE Capital in its financial management program. Mr. Baiera is a Director of Vistra Energy (NYSE: VST), a company in which his prior employer and certain funds advised by Centerbridge have been holders. Mr. Baiera earned a B.A. from Fairfield University and an M.B.A from University of Southern California.

Independent Trustees

Neil H. Sherman is a Venture Partner with Glilot Capital Partners, a venture capital firm, in which capacity he has served since April 2023. From 2012 through 2023, Mr. Sherman was a managing director of Credit Suisse, where he was responsible for managing the relationships with many of the bank’s largest institutional asset management clients, including hedge funds, private equity and credit funds, and venture capital firms. Prior to that, Mr. Sherman worked at JP Morgan, where he was a managing director in the investment bank, covering various asset management firms, and also ran the global sales team for prime services after the acquisition of Bear Stearns. Prior to joining JP Morgan, Mr. Sherman worked at Lehman Brothers from 1983 until 2006, initially as an associate general counsel with a specialization in equity, fixed income and commodities trading.

Subsequently, Mr. Sherman served in senior roles in debt and equity capital markets and led the global sales and marketing group for the prime services department. Prior to his career in investment banking, Mr. Sherman was a practicing attorney in New York City and Atlanta, Georgia. Mr. Sherman has a B.A. from Johns Hopkins University and a J.D. with distinction from Emory University.

Terri Lecamp served as Managing Partner at Independence Point Advisors, an investment bank and strategic advisory firm, from 2021 to June 2024 when she retired. Prior to joining Independence Point Advisors, Ms. Lecamp was a co-founder, Chief Operating Officer, Chief Financial Officer and the Chief Compliance Officer at Melody Capital Partners, LP and its affiliated investment adviser Melody Capital Management between 2013 and 2022. Ms. Lecamp also founded Advisor Services Group in 2018, which provides consulting, back-office support and technology solutions to complex alternative investment managers. In 2004, Ms. Lecamp was a founding partner, Chief Operating Officer and Chief Compliance Officer of Plainfield Asset Management where she was responsible for all non-investment functions and supported the firm’s significant growth trajectory. Ms. Lecamp began her career at Salomon Brothers in 1987. She earned a B.A. from the University of Washington and an M.B.A. from Columbia University.

Carlos M. Hernandez served as Executive Chair of Investment and Corporate banking at JP Morgan. He commenced his career at JP Morgan in 1986 in the firm’s training program and ended his tenure in 2023. Mr. Hernandez’s time at JP Morgan included assisting to run and grow some of the largest businesses in the Corporate Investment Bank division. Mr. Hernandez currently sits on the board of MarketAxess, a leading fixed income electronic trading platform of institutional investors and dealers; Calvary Hospital; and Greenwich Hospital. He also founded Pensativa Partners, a family office investment platform, in 2023 and of which he serves as Chief Executive Officer. Mr. Hernandez received a B.S. from SUNY-old Westbury and an M.B.A. from Columbia University.

Executive Officers Who are Not Trustees

Kimberly A. Terjanian is the Company’s Chief Financial Officer. Ms. Terjanian is the senior managing director and the Chief Financial Officer having joined Centerbridge in 2011. She oversees the Firm’s accounting, tax, operations and investor services functions for the credit, corporate and general partner accounting teams. Prior to joining Centerbridge, Ms. Terjanian was a Managing Director and the Chief Accounting Officer for Plainfield Asset Management LLC’s credit funds from 2005 through 2010 and the Chief Financial Officer for the investment adviser in 2010. During her tenure at Plainfield, she was responsible for all aspects of accounting, audit, internal controls and financial reporting for the company’s distressed and special situation funds as well as the management company. Prior to Plainfield, Ms. Terjanian was the Controller at Forest Investment Management LLC, a credit firm which managed several convertible arbitrage, relative value and event strategy funds from 1996 to 2005. Ms. Terjanian began her career as an auditor for Deloitte. Ms. Terjanian received both a B.B.A. and M.B.A. from Lubin School of Business of Pace University.

Elizabeth Uhl is the Company’s Chief Compliance Officer. Ms. Uhl joined Centerbridge in 2011 and is a Managing Director and the Chief Compliance Officer. Prior to joining Centerbridge, Ms. Uhl was the Chief Compliance Officer for Strategic Value Partners, LLC, an SEC-registered investment adviser managing distressed funds from 2005 to 2011. In 2004, Ms. Uhl joined Sagamore Hill Capital Management, L.P., a multi-strategy investment adviser, as the Chief Compliance Officer. Previously, Ms. Uhl was Vice President – Compliance at Hoenig & Co., Inc., a broker dealer. Prior to Hoenig & Co., Inc., she was Compliance Director at Forum Capital Markets, LLC. Ms. Uhl started her career working in corporate communications for a variety of industries. Ms. Uhl was awarded a B.A. from Princeton University.

Board Leadership and Structure

The Board monitors and performs an oversight role with respect to the Company’s business and affairs, including with respect to the Company’s investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of the Company’s service providers. Among other things, the Board approves the appointment of the Advisor and officers, reviews and monitors the services and activities performed by the Advisor and executive officers, and approves the engagement and reviews the performance of the independent registered public accounting firm.

Under the Company’s bylaws, the Board may designate a Chair to preside over the meetings of the Board and meetings of the Shareholders and to perform such other duties as may be assigned to him by the Board. The Company does not have a fixed policy as to whether the Chair of the Board should be an Independent Trustee and desires to maintain the flexibility to select the Chair and reorganize the leadership structure, from time to time, based on criteria that are in the Company’s best interests and the Shareholders at such times.

The Company recognizes that different board leadership structures are appropriate for companies in different situations. The Company intends to re-examine its corporate governance policies on an ongoing basis to ensure that they continue to meet its needs.

The Board’s Role in Risk Oversight

The Board performs its risk oversight function primarily through (i) its standing Audit Committee, which reports to the entire Board and solely comprises Independent Trustees, and (ii) active monitoring by the Chief Compliance Officer of the Company’s compliance policies and procedures.

As described below in more detail under “Committees of the Board,” the Audit Committee assists the Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing accounting and financial reporting processes, the Company’s valuation process, the Company’s systems of internal controls regarding finance and accounting and audits of the Company’s consolidated financial statements.

The Board also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. The Board will annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of the Company’s compliance policies and procedures and service providers. The Chief Compliance Officer’s annual report will address, at a minimum: (i) the operation of the Company’s compliance policies and procedures and the Company’s service providers’ compliance policies and procedures since the last report; (ii) any material changes to such policies and procedures since the last report; (iii) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (iv) any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee the Company’s compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the Independent Trustees at least once each year.

The Company believes that the Board’s role in risk oversight is effective, and appropriate given the extensive regulation to which the Company will already be subject to as a BDC. As a BDC, the Company is required to comply with certain regulatory requirements that control the levels of risk in the Company’s business and operations. For example, the Company’s ability to incur indebtedness is limited such that the Company’s asset coverage generally must equal at least 150% immediately after each time the Company incurs indebtedness, the Company generally has to invest at least 70% of its total assets in “qualifying assets” and the Company is not generally permitted to invest in any portfolio company in which one of its affiliates currently has an investment.

The Company recognizes that different board roles in risk oversight are appropriate for companies in different situations. The Company intends to re-examine the manner in which the Board administers its oversight function on an ongoing basis to ensure that they continue to meet the Company’s needs.

Committees of the Board

The Board has established an Audit Committee and a Nominating and Corporate Governance Committee, and may establish additional committees in the future. All trustees are expected to attend at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. The Company requires each trustee to make a diligent effort to attend all Board and committee meetings as well as each annual meeting of the Shareholders.

Audit Committee

The Audit Committee is currently composed of all of the Independent Trustees. Terri Lecamp serves as chair of the Audit Committee. Terri Lecamp, Neil H. Sherman, and Carlos M. Hernandez meet the current requirements of Rule 10A-3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to the Board regarding the valuation of the Company’s loans and investments; selecting the Company’s independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s consolidated financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing the Company’s annual audited consolidated financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving the Company’s audit reports and consolidated financial statements.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate governance committee are the Independent Trustees. Neil H. Sherman serves as chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating trustees for election by the Shareholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and management.

The Nominating and Corporate Governance Committee seeks candidates who possess the background, skills and experience to make a significant contribution to the Board, the Company and the Shareholders. In considering possible candidates for election as a trustee, the Nominating and Corporate Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting trustees who:

•
are of high character and integrity;
•
are accomplished in their respective fields, with superior credentials and recognition;
•
have relevant experience upon which to be able to offer advice and guidance to management;
•
have sufficient time available to devote to the Company’s affairs;
•
are able to work with the other members of the Board and contribute to the Company’s success;
•
can represent the long-term interests of Shareholders as a whole; and
•
are selected such that the Board represents a range of backgrounds and experience.

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying trustee nominees. In determining whether to recommend a trustee nominee, the Nominating and Corporate Governance Committee's philosophy is to consider and discuss a variety of factors, with a view toward the needs of the Board as a whole. The Nominating and Corporate Governance Committee generally conceptualizes trustee suitability factors expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending trustee nominees. The Nominating and Corporate Governance Committee believes that the inclusion of a broad range of factors considered in selecting trustee nominees is consistent with the goal of creating a board of trustees that incorporates a blend of perspectives that best serves the Company’s needs and the interests of the Shareholders.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of the Company’s securities by the Company’s trustees, officers and employees of our Advisor, which is included within the Company’s code of ethics which is filed as Exhibit 19.1 to this Report.

Item 11. Executive Compensation.

Compensation of Executive Officers

The Company does not currently have any employees and does not expect to have any employees. Each of the Company’s initial executive officers is an employee of the Advisor and/or one of its affiliates. The Company’s day-to-day investment operations are managed by the Advisor. Most of the services necessary for the origination and management of the Company’s investment portfolio are provided by investment professionals employed by the Advisor and/or its affiliates. The Company will reimburse the Administrator for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including but not limited to rent, the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the costs of its Chief Financial Officer, Chief Compliance Officer, any of their respective staff who provide services to the Company operations staff who provide services to the Company, and internal audit staff, to the extent internal audit performs a role in the Company’s internal control assessment. The reimbursement shall be an amount equal to the Administrator’s actual cost; and provided, further, that such costs are reasonably allocated to the Company on the basis of assets, revenues, estimates, time records or other method conforming with generally accepted accounting principles.

None of the Company’s executive officers will receive direct compensation from the Company. Certain of the Company’s executive officers and other members of the Investment Team, through their ownership interest in or management positions with the Advisor, may be entitled to a portion of any profits earned by the Advisor or its affiliates (including any fees payable to the Advisor under the terms of the Investment Advisory Agreement, less expenses incurred by the Advisor in performing its services under the Investment Advisory Agreement). The Advisor or its affiliates may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to the Company’s executive officers in addition to their ownership interest.

Compensation of Independent Trustees

The Independent Trustees’ annual fee is $200,000. In addition, the chair of each of the Audit Committee and the Nominating and Corporate Governance Committee receives an additional annual fee of $25,000. The Independent Trustees also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting, each special meeting, and each committee meeting attended. No compensation is paid to trustees who are “interested persons” with respect to the Company, as such term is defined in Section 2(a)(19) of the 1940 Act.

The following table sets forth compensation of the Company’s Independent Trustees, for the year ended December 31, 2024:

Name of Trustee	Fees Earned	Total Compensation
Neil H. Sherman	$225,000	$225,000
Terri Lecamp	$225,000	$225,000
Carlos M. Hernandez	$200,000	$200,000

Timing of Grants of Options

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of December 31, 2024, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 17,122,713 shares outstanding as of December 31, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Ownership information for those persons who beneficially own 5% or more of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our trustees are divided into two groups—interested and independent. Interested trustees are “interested persons” of the Company or the Advisor as defined in Section 2(a)(19) of the 1940 Act. Unless otherwise indicated, the address of all executive officers and trustees is 375 Park Avenue, 11th Floor, New York, New York 10152.

Name of Beneficial Owner	Number of shares Beneficially Owned	Percentage
Interested Trustees
William J. Neuenfeldt	—	—
Gavin R. Baiera	—	—
Independent Trustees
Neil H. Sherman	—	—
Terri Lecamp	—	—
Carlos M. Hernandez	—	—
Executive Officers Who Are Not Trustees
Kimberly A. Terjanian	—	—
Elizabeth R. Uhl	—	—
All Trustees and Executive Officers as a Group (7 Persons)	—	—
5% or More Holders:
Platinum Falcon B 2018 RSC Limited(1)	10,389,251	60.7%
Overland Advantage Feeder Fund, L.P.(2)(3)	3,684,029	21.5%

(1)
The address for Platinum Falcon B 2018 RSC Limited is Level 26, Al Khatem Tower, Abu Dhabi Global Market Square, Al Maryah Island.
(2)
The address for Overland Advantage Feeder Fund, L.P. is 190 Elgin Avenue, George Town, Grand Cayman KY1-9008, Cayman Islands.
(3)
From time to time, the Advisor may form one or more funds (“feeder funds”) that invest in our Common Shares because, in the judgment of the Advisor, the use of such vehicle allows us to accommodate tax, legal, or similar concerns of the Company, the Advisor or the investors in the feeder funds. Overland Advantage Feeder Fund, L.P. (“Overland Feeder Fund”) is a feeder fund formed by the Advisor to hold Common Shares received by an institutional investor. Overland Feeder Fund will vote the Common Shares held by it in the same proportion as the vote of our other Shareholders unless a majority-in-interest of the equity holders of Overland Feeder Fund request, upon not less than sixty-one days’ notice, to vote on a pass-through basis in accordance with their voting instructions. The equity holders of Overland Feeder Fund have the right to direct Overland Feeder Fund to distribute the Common Shares held by it on their behalf to them or sell the Common Shares held by it on their behalf, in each case, by providing at least 61 days’ advance notice and subject to the general partner’s consent.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Various potential and actual conflicts of interest may arise from the overall investment activities of the Advisor for their own accounts and for the accounts of others. The following briefly summarizes some of these conflicts, but is not intended to be an exhaustive list of all such conflicts.

Overview

The Company is subject to a number of actual and potential conflicts of interest involving Centerbridge, the Advisor and their respective affiliates. However, Centerbridge, the Advisor and their respective affiliates have substantial incentives to see that the assets of the Company (and therefore, indirectly the Common Shares) appreciate in value, and merely because an actual or potential conflict of interest exists does not mean that it will be acted upon to the detriment of the Company.

Centerbridge and the Advisor may be deemed promoters of the Company. Pursuant to the Investment Advisory Agreement, the Advisor, for its services to the Company, is entitled to receive Management Fees and Incentive Fees. In addition, under the Investment Advisory Agreement and the Governing Agreements, the Company expects, to the extent permitted by applicable law and in the discretion of the Board, to indemnify the Advisor and certain of its affiliates. See also “Item 1. Investment Advisory Agreement.”

The Governing Agreements contain exculpation and indemnification provisions that, subject to the specific exceptions enumerated therein (generally for bad faith, willful misconduct, gross negligence or reckless disregard), provide that the Advisor and its affiliates will be held harmless and indemnified, in each case, for matters relating to the operation of the Company, including matters that involve one or more actual or potential conflicts of interest.

Allocation of Time, Services or Functions

The Investment Team and other individuals providing services on behalf of the Advisor will continue to devote such time and attention to other present and future business activities and advisory relationships, including any other Centerbridge Funds, as is required to discharge duties to them, and conflicts of interest may arise in allocating management time, services or functions among the Company, on the one hand, and any other present and future business activities and advisory relationships, on the other hand. As a result, the ability of certain members of the Investment Team and related business professionals to devote their time to the business activities of the Company may be limited at times (as discussed further in “Item 1A. Role of Centerbridge and its Professionals” and “Item 13. Allocation of Personnel”). Also, in connection with prior investments by other Centerbridge Funds, Centerbridge and/or their portfolio companies may enter into confidentiality, exclusivity, non-competition or similar agreements that may limit the ability of the Company to pursue an investment in one or more companies. In addition, as a result of existing investments and activities, the Advisor and the Investment Team may from time to time acquire confidential information that they will not be able to use for the benefit of the Company.

Conflicts Due to Investments in Other Centerbridge Accounts’ Current Investments

The Company may from time to time invest in one or more businesses in which another Centerbridge Fund is invested even though other Centerbridge Funds may or may not make an additional investment therein. In the case of follow-on investments, if Centerbridge determines that an investment opportunity is to be allocated in relevant part to both the Company and other Centerbridge Funds, then Centerbridge will attempt to limit conflicts of interest and perceived conflicts of interest by seeking to avoid circumstances in which the other Centerbridge Funds and the Company are invested in different levels of a company’s capital structure or disproportionately in the same levels of a company’s capital structure. However, avoiding those circumstances in the case of a follow-on investment may not always be possible for a variety of reasons, including the lack of flexibility afforded to Centerbridge to structure the follow-on investment due to the constraints presented by the existing capital structure and other facts and circumstances relating to the initial investment, availability of capital in particular funds, investment limitations in a particular fund, age of one fund versus another fund, the availability of the applicable equity security or debt instrument in the market and several other factors.

Investment Opportunities

As part of the Advisor’s investment process and taking into account various factors, the Advisor (in conjunction with its affiliates) will determine whether it would be appropriate for the Company and one or more other Centerbridge Funds managed by them to participate in an investment opportunity, in which case the Advisor (in conjunction with its affiliates) will seek to allocate such opportunity in a manner that they deem fair and equitable, as further described below. The Wells Fargo Sourcing Arrangement contemplates that any opportunity referred under the Wells Fargo Sourcing Arrangement by Wells Fargo to the Advisor will be allocated to the Company pursuant to the terms of the Advisor’s allocation policy, with due regard to the priority of the Company in relation to opportunities referred by Wells Fargo pursuant to the Wells Fargo Sourcing Arrangement; in the case of opportunities sourced by Centerbridge, the Company’s participation, if any, will take into account the Advisor’s allocation policy and the various factors discussed below, including the degree to which the Advisor considers an opportunity to be within the primary investment focus of the Company (or the Advisor’s affiliates assess similar considerations in relation to the other Centerbridge Funds, whose governing documents reflect, in certain circumstances, priority over the Company and other Centerbridge Funds in relation to their primary strategies). Orders may be combined for all such accounts, and if any order is not filled at the same price, they may be allocated on an average price basis. Similarly, if an order on behalf of more than one account cannot be fully executed under prevailing market conditions, securities may be allocated among the different accounts on a basis which the Advisor or its affiliates consider equitable. Centerbridge, the Advisor and each of their affiliates and employees (on behalf of themselves or through family investment vehicles or similar accounts that they control or as to which they are the primary beneficiary) may purchase or sell securities on their own behalf, and (with respect to the Advisor and its affiliates) on behalf of other Centerbridge Funds, which may differ from those purchased or sold for the Company, even though their investment objectives may be the same or similar, or may give advice or take action for their own accounts that may differ from or conflict with advice given or action taken for the Company.

While Centerbridge has policies regarding these activities, it is possible that these activities could adversely affect the prices and availability of other securities or instruments held by or potentially considered for the Company. Potential conflicts also could arise due to the fact that Centerbridge and its personnel may have investments in some Centerbridge Funds but not in others or have different levels of investment in or participation with respect to the various funds.

Likewise, the Company, for example, may, to the extent permitted by the 1940 Act and the conditions of any exemptive relief granted thereunder, make an investment at the same time that one or more of the other Centerbridge Funds is disposing of the same or a similar investment. The Company may make an investment in a position which is already held by one or more of the other Centerbridge Funds or a position that is subordinated or senior to or otherwise adverse to a position held by one or more of the other Centerbridge Funds (or vice versa). Additionally, the Company and such other Centerbridge Funds can be expected to have different term lengths and associated lifecycle considerations and/or investment objectives (including return profiles), and Centerbridge and the Advisor, as a result, may be managing the Company’s and such other Centerbridge Funds’ unique and potentially conflicting goals with respect to the price and timing of disposition opportunities of any such investment. Centerbridge has the authority to take various measures to reduce or otherwise mitigate this potential conflict, such as not initiating votes or abstaining from voting, not sitting on boards of directors and/or other committees (including creditor committees), divesting itself of an investment it might otherwise have continued to hold, potentially resulting in losses or lower profits, or consulting with the Investment Committee or another third party.

It is possible that the activities or strategies used for the other Centerbridge Funds could conflict with the activities and strategies employed in managing the assets of the Company and affect the prices and availability of the instruments in which the Company invests. Decisions about what action should be taken in a troubled situation, including whether or not to enforce claims, whether or not to advocate or initiate a restructuring or liquidation inside or outside of bankruptcy and the terms of any work-out or restructuring raise conflicts of interest. If additional capital is necessary as a result of financial or other difficulties, other Centerbridge Funds may or may not provide such additional capital as the Advisor or its affiliates that advise such other Centerbridge Funds determine in their discretion.

Centerbridge receives or obtains various kinds of data and information from the Company, the other Centerbridge Funds and the companies in which they invest, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data.” Centerbridge believes that it can look to this information to better anticipate macroeconomic and other trends, and otherwise develop investment themes. Centerbridge may enter into information sharing and use arrangements with the Company, the other Centerbridge Funds and the companies in which they invest, related parties and service providers, which may give Centerbridge access to (and rights regarding) data that it would not otherwise obtain in the ordinary course. For example, Centerbridge’s ability to trade in instruments of an issuer in a specific industry may, subject to applicable law, be enhanced by information learned by Centerbridge due to the Company’s or another Centerbridge Fund’s ownership of, or pursuit of, a company in the same or related industry. In addition, historical investments made by the Company or one or more other Centerbridge Funds may result in future opportunities that are available to the Company or one or more other Centerbridge Funds, by virtue of, among other things, the nature of such opportunities, the Company’s or the other Centerbridge Funds’ respective investment programs and processes and investment horizons, legal, tax and other similar considerations, regulatory changes and other unique circumstances. The research and diligence process applied to the sourcing and execution of one or more specific investments has benefits that can extend to other investments, while the associated expenses and other resources often arise or are applied at the time of the original investment.

The sharing and use of “big data” and other information presents potential conflicts of interest, and any benefits received by Centerbridge or its personnel (including fees (in cash or kind), costs and expenses) will not be otherwise shared with the Company, the other Centerbridge Funds or investors. As a result, Centerbridge may have an incentive to pursue investments that have data and information that can be utilized in a manner that benefits persons other than the Company or the other Centerbridge Funds that originally contemplated such investments. As noted above, Centerbridge applies its discretion to make determinations regarding the allocation of investment opportunities and the expenses and other resources applied to generate investment opportunities in its good faith judgment based on facts and circumstances considered to be relevant at the time such determinations are made.

It is the policy of the Advisor (in conjunction with its affiliates) to allocate investment opportunities (including with respect to acquisitions and dispositions of investments) in a manner they deem to be fair and equitable. This means that where they have determined that opportunities should be allocated among the Company and the other Centerbridge Funds because their participation in the respective opportunity is considered appropriate, their respective participation will be determined according to the allocation methodology then in effect, which takes into account the terms of the Wells Fargo Sourcing Arrangement and the further consideration that allocations among other Centerbridge Funds typically will be ratable absent considerations involving exclusivity or priority in the relevant governing documents or the nature or primacy of the investment focus of the Centerbridge Funds for which such investment opportunities may be appropriate, or other special considerations. Accordingly, in applying the terms of the Wells Fargo Sourcing Arrangement, the Advisor will give due regard to the priority of the Company in relation to opportunities referred by Wells Fargo; in the case of opportunities sourced by Centerbridge, the Company’s participation, if any, will take into account the Advisor’s allocation policy and the various factors discussed below, including the degree to which the Advisor considers an opportunity to be within the primary investment focus of the Company (or the Advisor’s affiliates assess similar considerations in relation to the other Centerbridge Funds, whose governing documents reflect, in certain circumstances, priority over the Company and other Centerbridge Funds in relation to their primary strategies). In addition, the Advisor’s authority to allocate such opportunities in a manner deemed fair and equitable by the Advisor and the corresponding authority of the Advisor’s affiliates to do so, also permits them to take into account, for the Company and the other Centerbridge Funds, as applicable, among other considerations: (i) the relative amounts of capital available for new investments; (ii) cash on hand; existing commitments and reserves; (iii) the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; (iv) the investment guidelines of the Company and other Centerbridge Funds; (v) whether the risk-return and target profile of the proposed investment is consistent with the account’s objectives, whether such objectives are considered (a) solely in light of the specific investment under consideration or (b) in the context of the portfolio’s overall holdings; (vi) risk-weighting considerations, including the potential for the proposed investment to create an imbalance in the account’s portfolio; (vii) liquidity needs and the timing of capital inflows and outflows of the account (including whether investors have the opportunity to withdraw or redeem some or all of their investment from such account and the capacity to designate opportunities as special investments); (viii) tax efficiencies and potential adverse tax consequences to the Company, the Shareholders and other Centerbridge Funds; (ix) regulatory restrictions or contractual or similar requirements that would or could limit an account’s ability to participate in a proposed investment, including whether the Company or other Centerbridge Funds have been cleared to transact by or with each other and/or another counterparty; (x) the need to re-size risk in the applicable account’s portfolio; (xi) redemption/withdrawal requests from Centerbridge Funds and anticipated future contributions in the Company and other Centerbridge Funds (and fund lifecycle considerations such as the Company’s and other Centerbridge Funds’ “ramp up,” harvest or liquidation period and the proximity of the Company to the end of its specified term); (xii) proximity of the Company or other Centerbridge Funds to the end of its specified investment period or term and the anticipated holding period; (xiii) the size of the proposed investment (also considering the intended or anticipated future size and considering circumstances where a thesis has ripened to the point that a comparably meaningful position cannot necessarily be created at a later point in time in the Company or other Centerbridge Funds) and relative amounts of available capital of the Company and other Centerbridge Funds (which in the context of the Company and other Centerbridge Funds will reflect varying approaches with respect to the availability and use of leverage); (xiv) investment strategies involving paired investments (including stapled instruments that may or may not remain paired); (xv) rounding considerations and/or the avoidance of odd-lots or cases when a pro rata allocation would result in a de minimis allocation to one or more of the Company or other Centerbridge Funds; (xvi) hedging considerations and the manner in which hedges are applied (whether specific to a particular investment or a sub-set thereof or made on a more holistic or “macro” basis); (xvii) considerations relating to derivative positions, including the availability of ISDA agreements and the manner in which positions may be unwound or novated with one or more counterparties; and (xviii) the management of any actual or potential conflict of interest. In some cases, observation of and allocation in accordance with the considerations above may affect adversely the price paid or received by the Company, or the size of the position purchased or sold by the Company.

The Advisor and its affiliates generally will divest and make follow-on investments (including, without limitation, for defensive purposes or to preserve, protect or enhance an existing investment) of the Company’s and the other Centerbridge Funds’ holdings in an investment ratably, but noting that it may be determined in their discretion to be appropriate, to the extent permitted by the 1940 Act and the conditions of any exemptive relief granted thereunder, for such activities not to be contemporaneous or ratable taking into account factors such as those described above, as part of either a divestiture or acquisition, according to the value of such investment held by each at the time of such divestment or additional investment on the same terms and conditions. Conflicts are expected to arise in circumstances when the Company or any such other Centerbridge Funds seeks to use leverage where such other Centerbridge Funds or the Company, as applicable, does not seek to do so (due to legal restrictions on same or otherwise).

In deciding how investment opportunities may be allocated among the Company and the other Centerbridge Funds, as applicable, Centerbridge will use its good faith judgment, taking into account the facts and circumstances known to it and expectations, projections or predictions made at the time, all of which then-current assumptions may vary from how the investment ultimately evolves. In a similar manner, expense allocations may be made.

Compensation Arrangements

The Advisor and its affiliates, including the Company’s officers and some of its trustees, may face conflicts of interest caused by compensation arrangements with the Company and its affiliates, which could result in increased risk-taking by the Company. The Advisor and its affiliates will receive fees from the Company in return for their services, which may include certain Incentive Fees based on the amount of income or capital appreciation of the Company’s investments. These fees could influence the advice provided to the Company. Generally, the more equity the Company sells and the greater the risk assumed by the Company with respect to its investments, the greater the potential for growth in the Company’s assets and profits, and, correlatively, the fees payable by the Company to the Advisor or its affiliates. These compensation arrangements could affect the Advisor’s or its affiliates’ judgment with respect to recommending offerings of equity or the incurrence of debt and investments made by the Company, which allow the Advisor or the affiliate to earn increased Management Fees.

Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of the Company defaulting on its borrowings, which would be detrimental to Shareholders.

The Incentive Fee payable by the Company to the Advisor or its affiliates may create an incentive for the Advisor or such affiliates to incur additional leverage and to make investments on the Company’s behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the Incentive Fee is determined may encourage the Advisor or the affiliates to use leverage to increase the leveraged return on the Company’s investment portfolio.

The Advisor

The Advisor will experience conflicts of interest in connection with the management of the Company’s business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by the Advisor and its affiliates; compensation to the Advisor; services that may be provided by the Advisor and its affiliates to issuers in which the Company invests; investments by the Company and other clients of the Advisor, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by the Advisor; differing recommendations given by the Advisor to the Company versus other clients; the Advisor’s use of information gained from issuers in the Company’s portfolio for investments by other clients, subject to applicable law; and restrictions on the Advisor’s use of “inside information” with respect to potential investments by the Company.

Specifically, the Company may compete for investments with affiliated funds or investment vehicles that are advised by the Advisor and its affiliates, subjecting the Advisor and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on the Company’s behalf. To mitigate these conflicts, the Advisor and its affiliates will seek to execute such transactions for all of the participating investment accounts, including the Company, on a fair and equitable basis and in accordance with the Advisor’s investment allocation policy, taking into account such factors as the Advisor deems appropriate. For more information, see also “Item 13. Investment Opportunities.”

Centerbridge Funds

Actions taken by the Advisor and its affiliates on behalf of Centerbridge Funds may be adverse to the Company and its investments, which could harm the Company’s performance. For example, the Company may invest in the same credit obligations as other Centerbridge Funds, although, to the extent permitted under the 1940 Act, the Company’s investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one fund related to Centerbridge may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Centerbridge Funds (including the Company).

In addition, to the extent permitted by the 1940 Act and the conditions of any exemptive relief granted thereunder, Centerbridge may structure an investment as a result of which one or more vehicles or other collective investment vehicles or accounts primarily investing in senior secured loans, distressed debt, subordinated debt, high-yield securities and other similar debt instruments, are offered the opportunity to participate in the debt tranche of an investment allocated to the Company. Additionally, the Company may purchase investments in which another Centerbridge Fund already has an interest, or otherwise another Centerbridge Fund may purchase an investment in a portfolio company of the Company, and may do so at different points in time. If the Advisor serves as investment advisor to both the Company and other Centerbridge Funds, the Advisor may owe a fiduciary duty to the other Centerbridge Funds as well as to the Company. If the other Centerbridge Funds were to purchase high yield securities or other debt instruments of a portfolio company of the Company, or if the Company were to acquire an equity interest in a portfolio company in which the other Centerbridge Funds then hold an interest in the debt of such portfolio company, Centerbridge may, in certain instances, face a conflict of interest in respect of decisions made with regard to the other Centerbridge Funds and the Company (e.g., with respect to the terms of such high-yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies).

Incentive Fees

A portion of the Incentive Fee is based on the Company’s pre-Incentive Fee net investment income regardless of any capital losses. In such case, the Company may be required to pay the Advisor an Incentive Fee for a fiscal quarter even if there is a decline in the value of the Company’s portfolio or if the Company incurs a net loss for that quarter.

Any Incentive Fee payable by the Company that relates to the pre-Incentive Fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (payment-in-kind or PIK income). PIK income will be included in the pre-Incentive Fee net investment income used to calculate the Incentive Fee to the Advisor even though the Company does not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the Incentive Fee will become uncollectible. The Advisor is not obligated to reimburse the Company for any part of the Incentive Fee it received that was based on accrued interest income that the Company does not receive as a result of a subsequent default.

The quarterly Incentive Fee on income will be recognized and paid without regard to: (i) the trend of pre-Incentive Fee net investment income as a percent of adjusted capital over multiple quarters in arrears which may in fact be consistently less than the quarterly preferred return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.

For U.S. federal income tax purposes, the Company may be required to recognize taxable income in some circumstances in which the Company does not receive a corresponding payment in cash and to make distributions with respect to such income to maintain the Company’s tax treatment as a RIC and/or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, the Company may have difficulty meeting the Annual Distribution Requirement (as described above) necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that the Company is required to pay the Incentive Fee on income with respect to such accrued income. As a result, the Company may have to sell some of its investments at times and/or at prices the Company would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If the Company is not able to obtain cash from other sources, the Company may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Acceptance of Subscriptions

The Company has the authority, in the Advisor’s discretion, to reject any subscription to purchase Common Shares for any reason or for no reason. The Advisor may accept certain subscriptions (including subscriptions by Centerbridge personnel) and not others for any or no reason, as determined by the Advisor in its discretion. Finally, the Advisors may deviate from an announced plan with respect to the offering of interests for reasons that are contractual (e.g., to honor agreed-upon capacity rights), strategic (e.g., to accept a new investor or a sizeable investment) or otherwise.

Trade Errors

To the extent permitted by applicable law and subject to the Governing Agreements, the Advisor and its affiliates will not be liable to the Shareholders or the Company for any losses resulting from trading errors. The Advisor will determine in good faith whether any losses resulting from a given trade error (i) are to be borne by the Company or (ii) resulted from bad faith, willful misconduct, gross negligence, or reckless disregard and are therefore required to be reimbursed to the Company. This determination is subjective in nature, and this determination involves the evaluation of the Advisor and its personnel’s conduct (often as well as the conduct of third parties) and the allocation of losses between the Advisor and the Company. If a third party causes a trade error that has a negative impact on the Company, the Advisor will determine whether to attempt to recover the amount of loss from such third party for the Company, but the Advisor does not assume responsibility for compensating the Company, or making any third party compensate the Company, in such cases.

Material Non-Public Information

From time to time, the Advisor and affiliates expect to, for a variety of reasons including, without limitation, when employees of the Advisor or its affiliates sit on advisory boards of other Centerbridge Funds or portfolio companies controlled by such other Centerbridge Funds, come into possession of material, non-public or price-sensitive information, and such information may limit the ability of the Company to buy and sell investments, even if such information was obtained in the context of the investment activities of the other Centerbridge Funds, or companies in which they are invested. Additionally, from time to time, Centerbridge will decide, for compliance and similar reasons, to restrict its ability to buy and sell Instruments in light of information received or otherwise. Even if disclosure of such information to Centerbridge’s personnel responsible for the affairs of the Company does not occur, the Company would generally not be free to act upon any such information. Due to these restrictions and/or contractual restrictions imposed on any affiliate of the Advisor in connection with the management of other the Centerbridge Funds, the Company may not be able to initiate a transaction that it otherwise might have initiated and would not be able to sell an investment that it otherwise might have sold. Conversely, the Company may not have access to material non-public information in the possession of other Centerbridge Funds which might be relevant to an investment decision to be made by the Company, and the Company may initiate a transaction or sell a portfolio investment which, if such information had been known to it, may not have been undertaken.

Conflicts of Interest Relating to Investments

The Company does not expect to invest in, or hold securities of, companies that are controlled by an affiliate’s other clients. However, the Advisor or an affiliate’s other clients may invest in, and gain control over, one of the Company’s portfolio companies. If the Advisor or an affiliate’s other client, or clients, gains control over one of the Company’s portfolio companies, it may create conflicts of interest and may subject the Company to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions, the Advisor may be unable to implement the Company’s investment strategies as effectively as it could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, the Advisor may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, the Advisor may choose to exit such investments prematurely and, as a result, the Company may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than the Company as a result of such transactions, interests may not be aligned.

Other Collective Investment Vehicles

The Advisor, Centerbridge and their affiliates provide, and may in the future provide, discretionary investment services to other Centerbridge Funds, which may have similar investment objectives to those of the Company and/or engage in transactions in the same type of securities and instruments as the Company. The activities of the other Centerbridge Funds may raise potential conflicts of interest. Investors in the other Centerbridge Funds have different rights and obligations than Shareholders in the Company.

One or more other Centerbridge Funds now or in the future may have similar or overlapping investment objectives to those of the Company. Subject to the priority of the Company in relation to opportunities referred under the Wells Fargo Sourcing Arrangement as discussed above in “Item 13. Investment Opportunities,” certain of the Company’s investments could be appropriate for other Centerbridge Funds. For example, insofar as the Company’s investment period and the investment period of certain other Centerbridge Funds may overlap in part, and taking into account portfolio construction considerations and the terms of the Wells Fargo Sourcing Arrangement, when they invest together they generally will share in investments, subject to the terms and provisions of their respective governing documentation, ratably absent considerations involving exclusivity or priority in the relevant governing documents and subject to tax, legal and other considerations deemed relevant, fair and reasonable by the relevant advisor or general partner. Further, certain investors in the Company are permitted to receive information regarding the portfolio of other Centerbridge Funds that is not generally available to other investors, and, as a result, would be able to act on such information.

The Advisor, Centerbridge and their affiliates are entitled to different amounts of carried interest, management fees or other performance-based compensation from other Centerbridge Funds. As set forth in the Governing Agreements, while Centerbridge will allocate any other fees for the purposes of and consistent with the Company’s expenses, certain other Centerbridge Funds could have different offset requirements, or no offset at all. As a result, the Advisor and its affiliates may be incentivized to favor the other Centerbridge Funds in which they have the potential to receive more carried interest, management fees or performance-based compensation. Additionally, the Advisor and its affiliates may be incentivized to allocate more time, effort and resources to other Centerbridge Funds that is at a different stage in its marketing or investment horizon, or by virtue of obligations under the governing documents of other Centerbridge Funds, allocate more time to such other Centerbridge Funds.

In addition, to the extent permitted by the 1940 Act and the conditions of any exemptive relief granted thereunder, the Company or other Centerbridge Funds may (subject to applicable requirements in their governing documents, which could include obtaining Investment Committee consent) determine to sell a particular investment interest into a separate vehicle, which may be managed by Centerbridge, with different terms than the Company or other Centerbridge Funds (e.g., longer duration), and provide Shareholders with the option to receive a distribution in connection with their investment with the Company or other Centerbridge Fund at the time of such sale, or to roll all or a portion of their interest in the investment into the new vehicle. Under such circumstances, Centerbridge may invest in or alongside the new vehicle, or hold the entirety of the investment interest sold by the Company or other Centerbridge Fund through or alongside the new vehicle (e.g., in the event that all Shareholders elect to monetize their investment at the time of sale to the new vehicle).

Recommendations by the Advisor

The Advisor and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, the Company even though such other clients’ investment objectives could be similar to the Company’s, which could have an adverse effect on the Company’s business, financial condition and results of operations.

Potential Merger with or Purchase of Assets of Another Fund

The Advisor may in the future recommend to the Board that the Company merges with or acquires all or substantially all of the assets of one or more funds, including another fund related to Centerbridge. The Company does not expect that the Advisor would recommend any such merger or asset purchase unless it determines that it would be in the best interest of the Company and its Shareholders, with such determination dependent on factors it deems relevant, which may include the Company’s historical and projected financial performance and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the Board and common equity holders of both funds. If the Advisor is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Advisor by the Company and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Advisor as a result of managing a single, larger fund instead of two separate funds.

Allocation of Expenses

From time to time, Centerbridge, the Company, the other Centerbridge Funds and/or any co-investment vehicles (or portfolio companies) managed by Centerbridge may receive products or services from third parties, the costs and expenses of which are allocable (in whole or in part) between or among Centerbridge and/or the Company, such other Centerbridge Funds or co-investment vehicles (or portfolio companies). Centerbridge allocates such expenses among those parties in the manner prescribed by the applicable governing documents for the Company, such funds, vehicles and/or portfolio companies and in cases where costs and expenses are properly allocable between or among multiple parties, the allocation would be done in a manner that Centerbridge considers to be equitable, taking into account factors such as the actual or estimated relative benefits to each applicable party of the expense-generating item (which typically would include consideration of the funds’ relative position sizes in an expense-generating investment). Oftentimes the approach to allocation requires reasonable approximations in Centerbridge’s good faith judgment and is not reasonably susceptible to precise allocations, which may result in the Company bearing more than its share on some occasions and less than its share on others, which the Advisor believes will yield a fair result over time. The Advisor believes that investors in a BDC are generally aware of this practice and set of circumstances and, as a whole, believes that the Company is just as likely to be a beneficiary of this as it is to bear the burdens. Any such methodology (including the choice thereof) involves inherent judgment and potential for conflicts and necessarily results in allocations that involve approximation and that are not perfectly precise for one or more reasons.

A conflict of interest arises with respect to Centerbridge’s determination whether certain costs or expenses that are incurred in connection with the operation of the Company shall be deemed expenses for which the Company is responsible, or whether such expenses should be borne by Centerbridge. The Company will be reliant on the determinations of Centerbridge in respect of this analytical process, part of which is likely to involve making subjective determinations, and Centerbridge may be conflicted in making such determinations. From time to time, subsequent review of allocations could result in an identification of expenses that should have been allocated in a different manner, in which case measures would, as a general matter, be undertaken to correct such occurrence, which might include a reversal of the original expense allocations, if possible, or such other equitable adjustment determined by Centerbridge, in its discretion, to be the most appropriate corrective measure. There can be no assurance that allocation errors will not arise or that corrective measures will be possible in all circumstances.

From time to time and to the extent permitted by the 1940 Act and the conditions of any exemptive relief granted thereunder, Centerbridge, the Advisor, the Company, the other Centerbridge Funds and/or any co-investment vehicles (or portfolio companies) managed by Centerbridge use subsidiaries or investment vehicles, the costs and expenses of which are allocable (in whole or in part) between or among Centerbridge and/or the Company, such other Centerbridge Funds or co-investment vehicles (or portfolio companies). A conflict of interest could arise in Centerbridge’s determination of whether certain costs or expenses that are incurred in connection with the operation of the Company are expenses for which the Company is responsible or whether such expenses should be borne, in whole or in part, by other Centerbridge Funds or by Centerbridge. The potential liquidation of a particular subsidiary or a withdrawal/redemption from other Centerbridge Funds also investing in such subsidiary could lead to a situation whereby investments held by such subsidiary need to be sold when the Company otherwise might not sell if the asset were held directly by the Company, which could affect the Company’s return on such investment.

Allocation of Personnel

The Advisor and its affiliates devote as much of their time to the activities of the Company as they deem necessary and appropriate in their discretion. By the terms of the Governing Agreements, the Advisor and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even if such activities are in competition with the Company and/or may involve substantial time and resources of the Advisor and its affiliates. Indeed, Centerbridge does operate multiple strategies and associated entities and is expected to continue doing so in the future, including in performing credit strategies and including for reinsurance for other clients and potentially for other clients. Centerbridge personnel are permitted to have outside business activities that Centerbridge has determined do not involve a meaningful time commitment, including board service. These activities, while considered by Centerbridge to be accretive to the opportunities available to the Centerbridge Funds, including the Company, could be viewed as creating a conflict of interest in that the time and effort of the members of the Advisor and their officers and employees will not be devoted exclusively to the business of the Company but will be allocated between the business of the Company and the management of the other Centerbridge Funds and other activities. There can be no assurance that any members of the Investment Committee and other investment professionals will continue to be associated with the Company throughout its anticipated term.

Service Providers

Certain advisors and other service providers, or their affiliates, (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, investment or commercial banking firms and certain other advisors and agents) to the Company or their portfolio companies may also provide goods or services to or have business, personal, political, financial or other relationships with the Advisor. Such advisors and service providers may be Shareholders in the Company, affiliates of the Advisor, sources of investment opportunities or co-investors or counterparties therewith. These relationships may influence the Advisor in deciding whether to select or recommend such a service provider to perform services for the Company or a portfolio company (the cost of which will generally be borne directly or indirectly by the Company or such portfolio company, as applicable). In certain circumstances, advisors and service providers, or their affiliates, may charge different rates or have different arrangements for services provided to the Advisor or its respective affiliates as compared to services provided to the Company and its portfolio companies, which will result in more favorable rates or arrangements than those payable by the Company or such portfolio companies.

In addition, the portfolio companies of the Company may transact business with (or otherwise provide services and/or products to) one another. Those same portfolio companies may also transact business with the Advisor or the Company, employees or affiliates. Such arrangements will generally be negotiated and executed at arm’s length, but certain factors may lead a portfolio company to pay higher fees in connection with the services and/or products provided as compared to other similar providers. Those factors include, without limitation, the complexity of the services and/or products being provided, the reputation of the portfolio company in providing such services and/or products, and the ability of the portfolio to meet specified time, budget or other constraints. Furthermore, the Advisor and/or the portfolio companies of the Company may enter into agreements collectively with vendors which provide products and services to the Advisor and/or the portfolio companies, generally in an effort to reduce costs and expenses. The Advisor could act as a host for the negotiation process associated with such agreements. Notwithstanding the foregoing, the Advisor acts solely as a liaison in connection with the evaluation of, and has no control over the entering into, definitive agreements by such portfolio companies. Any definitive agreements shall be executed solely by and between the applicable portfolio company and applicable counterparty, and such portfolio company (and not the Advisor, except where the Advisor is acting in its own capacity) shall be solely responsible for its obligations thereunder.

Advisors and Consultants

The Advisor may work with or alongside one or more consultants, advisors (including Senior Advisors and CEOs) and/or operating partners who are retained by the Advisor on a consultancy or retainer or other basis, to provide services to the Company. The functions undertaken by such persons with respect to the Company will not be exclusive and such persons may perform similar functions and duties for other organizations which may give rise to conflicts of interest. Such persons may also be appointed to the board of directors or trustees of companies and have other business interests which give rise to conflicts of interest with the interests of the Company or a portfolio company of the Company. Shareholders should note that such persons may retain compensation that will not offset the Management Fee payable to the Advisor, including that: (i) such persons are permitted to retain all directors’ or trustees’ fees, monitoring fees and other compensation received by them in respect of acting as a trustee or officer of, or providing other services to, a portfolio company and such amounts shall not be credited against the Management Fee; (ii) certain of such persons may be paid a deal fee, a consultancy fee or other compensation where they are involved in a specific project relating to the Company, which fee will be paid either by the Company or, if applicable, the relevant portfolio company; and (iii) such persons may be invited to invest in or alongside the Company in investments, as part of a participation framework or otherwise, and will be entitled to retain all of the proceeds generated from such investments.

Valuation Matters

The Company’s investment portfolio is recorded at fair value as determined in good faith in accordance with procedures established by the Advisor and, as a result, there is and will be uncertainty as to the value of the Company’s portfolio investments. The Board has designated the Advisor as the Company’s Valuation Designee in accordance with Rule 2a-5 under the 1940 Act. Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by the Valuation Designee in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that the Company intends to hold and make. The Company’s investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately-negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments will be valued quarterly at fair value as determined in good faith by the Valuation Designee in accordance with valuation policy and procedures approved by the Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation the Company may recognize in any reporting period, is to a degree subjective, and the Advisor, in light of its compensation arrangements under the Investment Advisory Agreement, has a conflict of interest in making determinations of fair value. The Company’s investments will be valued at fair value with the input of the Advisor’s valuation committee and an external, independent valuation firm that is retained by the Company to review the Company’s investments, which review will occur in accordance with the Company’s valuation policy. It is expected to be necessary in certain circumstances to rely on models and/or make assumptions regarding various facts and circumstances that cannot be predicted or verified with certainty, particularly when valuing less liquid and hard-to-value investments. Methodologies used to value any investment will involve subjective judgments and projections and the resulting valuations may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. The types of factors that may be considered in determining the fair values of the Company’s investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, precedent transactions and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures established by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. The Company’s net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that the Company ultimately realizes upon the disposal of such investments.

Operating Policies

The Board has the authority to modify or waive certain operating policies, investment criteria and strategies, in some cases without prior notice and without Shareholder approval. The Company cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on its business, net asset value, operating results and the value of its securities. However, the effects might be adverse, which could negatively impact the Company’s ability to pay distributions and may cause Shareholders to lose all or part of their investment. Moreover, the Company will have significant flexibility in investing the net proceeds of its offering and may use the net proceeds from the offering in ways with which Shareholders may not agree.

Policies and procedures implemented by the Advisor or Centerbridge from time to time (including as may be implemented in the future) to mitigate actual or potential conflicts of interest and address certain regulatory requirements and contractual restrictions could at times reduce the synergies across Centerbridge’s areas of operation or experience that the Company expects to draw on for purposes of pursuing attractive investment opportunities. Because the Advisor could have and Centerbridge has other activities beyond the Company, it is subject to a number of actual and potential conflicts of interest, additional regulatory considerations and more legal and contractual restrictions than it otherwise would be subject to if it focused only on the Company and/or if it did not pursue a combination of credit, private equity, and real estate-related investments. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Centerbridge has implemented and may in the future implement certain policies and procedures (such as, for example, information walls) that could reduce the positive synergies that the Company expects to utilize for purposes of finding attractive investments. In that regard, it is possible that in the future Centerbridge will establish information barriers or other forms of separation between certain professionals, such as those who are primarily involved in trading marketable instruments or liquid instruments or distressed investments, on the one hand, and other professionals, such as others who are primarily involved in privately-negotiated or illiquid investments, on the other, and in any such event it is possible that the Company will not be able to avail itself of the full resources of Centerbridge as otherwise described in this Report. Such information barriers or other forms of separation between certain professionals may cause certain personnel to not have access to material non-public information in the possession of other Centerbridge personnel which might be relevant to an investment decision to be made by the Company, and the Company may initiate a transaction or sell an investment which, if such information had been known to it, may not have been undertaken. There can be no assurance that walling-off procedures can be implemented efficiently or successfully in all cases.

Diverse Shareholders

The Shareholders are expected to include U.S. taxable and tax-exempt entities, and institutions from jurisdictions outside of the United States. Such Shareholders may have conflicting investment, tax and other interests with respect to their investments in the Company. The conflicting interests of individual Shareholders may relate to or arise from, among other things, the nature of investments made by the Company or the structuring of the acquisition of portfolio investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Advisor, including in respect of the nature or structuring of investments, that may be more beneficial for one Shareholder than for another Shareholder, especially in respect of Shareholders’ individual tax situations. In selecting and structuring investments appropriate for the Company, the Advisor will consider the investment and tax objectives of the Company, rather than the investment, tax or other objectives of any Shareholder individually.

Other Transactions with Prospective and Actual Shareholders

Prospective investors should note that the Advisor and its affiliates from time to time engage in transactions with prospective and actual Shareholders or their affiliates that provide economic and business benefits to such Shareholders and the Advisor and its affiliates. Such transactions may be entered into prior to or coincident with a Shareholder’s admission to the Company or during the term of their investment. The nature of such transactions can be diverse and may include benefits relating to the Company and their portfolio companies. Examples include the ability to co-invest alongside the Company, recommendations to underwriters for allocations in initial public offerings, a broad range of commercial transactions in the ordinary course of business with such Shareholders, their affiliates and portfolio companies, and the purchase or disposition of interests to or from portfolio companies. In addition, the Advisor could acquire Common Shares from existing Shareholders without offering such secondary opportunities to the other Shareholders. In such event, the Advisor will have oral and written information concerning the portfolio companies that may be non-public and may be deemed material to a decision to sell Common Shares, including any information regarding the business, operations, property, financial and other condition and creditworthiness of the portfolio companies, which may not be disclosed to the selling Shareholder prior to such acquisition.

Trustee Independence

For information regarding the independence of our trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

The Board has appointed PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2024 and period ending December 31, 2023.

The following information regarding audit fees, audit-related fees, tax fees and all other fees billed by PricewaterhouseCoopers LLP is for the fiscal year ended December 31, 2024 and the fiscal period ended December 31, 2023.

Name of Trustee	For the year ended December 31, 2024	For the period from February 10, 2023 (Date of Inception) to December 31, 2023
Audit Fees	$180,000	$—
Audit-Related Fees	—	—
Tax Fees	1,266	—
All Other Fees	—	—
Total Fees	$181,266	$—

(1)
Audit Fees: Fees included in the audit fees category are those associated with the annual audit of the Company’s consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings.
(2)
Audit-Related Fees: Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)
Tax Fees: Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.
(4)
All Other Fees: No fees were billed by PricewaterhouseCoopers LLP to the Advisor, or any entity controlling, controlled by, or under common control with, the Advisor, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024 and the period ended December 31, 2023.

The Audit Committee is required to pre-approve the audit and non-audit services performed by the Independent Accountants in order to ensure that the provision of such services to the Company does not impair the independence of the Independent Accountants. Unless a type of service to be provided by the Independent Accountants has received general pre-approval, it will require specific pre-approval by the Committee. Any proposed services exceeding pre-approved fee levels will require specific pre-approval by the Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act)

Exhibit Number	Description
3.1	Certificate of Trust (incorporated by reference to Exhibit 3.1 to Amendment No. 1the Company’s Registration Statement on Form 10 (File No. 000-56596) filed on January 12, 2024).
3.2	Declaration of Trust (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56596) filed on January 12, 2024).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56596) filed on January 12, 2024).
4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 000-56596) filed on April 19, 2024).
4.2*	Description of Securities
10.1

Investment Advisory Agreement between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56596) filed on January 12, 2024).

10.2

Administration Agreement between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56596) filed on January 12, 2024).

10.3	Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56596) filed on January 12, 2024).
10.4

Expense Support and Conditional Reimbursement Agreement between the Company and the Advisor (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56596) filed on January 12, 2024).

10.5

Loan and Servicing Agreement, dated as of February 22, 2024, by and among Overland Financing MS, LLC, the Company, Morgan Stanley Senior Funding, Inc., each of the lenders from time to time party thereto, and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form 10 (File No. 000-56596) filed on April 19, 2024).

10.6

First Amendment to Loan and Servicing Agreement, dated as of June 6, 2024, by and among Overland Financing MS, LLC, the Company, Morgan Stanley Senior Funding, Inc., each of the lenders from time to time party thereto, and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q (File No. 814-01698) filed on August 14, 2024).

10.7

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

10.8

Second Amendment to Loan and Servicing Agreement, dated as of November 15, 2024, by and among Overland Financing MS, LLC, the Company, Morgan Stanley Senior Funding, Inc., each of the lenders from time to time party thereto, and Wilmington Trust, National Association (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 814-01698), filed on November 21, 2024).

10.9

First Amendment to the Revolving Credit Agreement, dated as of December 9, 2024, by and among Overland Advantage, as the initial borrower, Overland Advantage Feeder Fund, L.P., as the guarantor, Overland Advantage Feeder Fund GP Ltd., as the general partner of the guarantor, Sumitomo Mitsui Trust Bank, Limited, New York Branch, as administrative agent, arranger and a lender, and NatWest Markets PLC, as a lender (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 814-01698), filed on December 12, 2024).

10.10

Credit Agreement, dated as of December 17, 2024, by and between Overland Financing B, LLC and BNP Paribas (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 814-01698), filed on December 20, 2024).

10.11

Loan Sale and Contribution Agreement, dated as of December 17, 2024, by and between Overland Advantage, as seller, and Overland Financing B, LLC, as buyer (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (File No. 814-01698), filed on December 20, 2024).

14.1*	Code of Ethics of the Company
19.1*	Insider Trading Policy (Included in the Code of Ethics of the Company) (Incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K)
21.1*	Subsidiaries of the Company

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Overland Advantage

Date: March 26, 2025	By:	/s/ Gavin R. Baiera
Name: Gavin R. Baiera
Title: Chief Executive Officer

Date: March 26, 2025	By:	/s/ Kimberly A. Terjanian
Name: Kimberly A. Terjanian
Title: Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gavin R. Baiera	Chief Executive Officer and Trustee	March 26, 2025
Gavin R. Baiera

/s/ Kimberly A. Terjanian	Chief Financial Officer and Treasurer	March 26, 2025
Kimberly A. Terjanian

/s/ William J. Neuenfeldt	Trustee	March 26, 2025
William J. Neuenfeldt

/s/ Neil H. Sherman	Trustee	March 26, 2025
Neil H. Sherman

/s/ Terri Lecamp	Trustee	March 26, 2025
Terri Lecamp

/s/ Carlos M. Hernandez	Trustee	March 26, 2025
Carlos M. Hernandez