Form 10-Q
period 2025-03-31
Overland Advantage
filed 2025-05-15
CIK 1965934

“”

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of March 31, 2025, the registrant had 19,240,407 shares of beneficial interest, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Overland Advantage

Consolidated Statements of Assets and Liabilities

(amounts in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $988,148 and $947,345, respectively)	$982,953	$947,637
Cash and cash equivalents	38,621	31,554
Interest receivable on investments	3,360	2,806
Deferred financing costs	3,211	3,732
Deferred offering costs	474	1,657
Prepaid insurance	246	287
Other assets	226	226
Receivable for paydowns of investments	62	57
Total Assets	$1,029,153	$987,956

Liabilities
Credit facilities	$524,500	$450,000
Secured borrowings	—	18,000
Payable for unsettled purchases	8,060	69,940
Distribution payable	7,576	10,023
Interest payable	5,610	5,099
Payable to affiliates	4,933	4,412
Management fee payable	1,212	804
Investment income incentive fee payable	1,322	592
Accrued capital gains incentive fee	—	33
Total Liabilities	$553,213	$558,903

Commitments and contingencies (Note 8)

Net Assets
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 19,240,407 and 17,122,713 shares issued and outstanding, respectively	19	17
Paid-in-capital in excess of par value	481,672	428,267
Distributable earnings (loss)	(5,751)	769
Total Net Assets	$475,940	$429,053
Total Liabilities and Net Assets	$1,029,153	$987,956
Net asset value per share	$24.74	$25.06

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except share and per share data)

	For the three months ended	For the three months ended
	March 31, 2025	March 31, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest income	$18,744	$—
Total investment income	18,744	—
Expenses
Interest and debt financing costs	6,972	—
Amortization of offering costs	1,184	—
Management fees	1,212	—
Investment income incentive fee	1,322	—
Capital gains incentive fee	(33)	—
Organizational expenses	—	33
Other general and administrative expenses	2,093	190
Professional fees	940	499
Trustees' fees	163	163
Total expenses	13,853	885

Less advisor expense support (Note 4)	(2,634)	(885)
Net expenses	11,219	—
Net investment income (loss)	7,525	—

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(7)	—
Net realized gains (losses)	(7)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(5,487)	—
Net change in unrealized appreciation (depreciation)	(5,487)	—
Net realized and unrealized gain (loss)	(5,494)	—
Net increase (decrease) in net assets from operations	$2,031	$—

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Changes in Net Assets (Unaudited)

(amounts in thousands, except share and per share data)

	For the three months ended	For the three months ended
	March 31, 2025	March 31, 2024
Net assets at beginning of period	$429,053	$10
Operations:
Net investment income (loss)	7,525	—
Net realized gains (losses)	(7)	—
Net change in unrealized appreciation (depreciation)	(5,487)	—
Net increase (decrease) in net assets from operations	2,031	—
Distributions to Shareholders:
Distributions from distributable earnings	(7,576)	—
Net increase (decrease) resulting from shareholder distributions	(7,576)	—
Capital share transactions:
Issuance of common shares	50,000	—
Reinvestment of shareholder distributions	2,432	—
Net increase (decrease) in net assets from capital transactions	52,432	—
Net increase (decrease) in net assets for the period	46,887	—
Net assets at end of period	$475,940	$10

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands, except share and per share data)

	For the three months ended	For the three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$2,031	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(207,374)	—
Proceeds from sales of investments and principal repayments	167,135	—
Net realized (gains) losses on investments	7	—
Net change in unrealized (appreciation) depreciation	5,487	—
Net accretion of discount on investments	(571)	—
Amortization of deferred financing costs	649	—
Amortization of deferred offering costs	1,184	—
Changes in operating assets and liabilities:		—
(Increase) decrease in prepaid insurance	41	(591)
(Increase) decrease in other assets	—	(354)
(Increase) decrease in interest receivable on investments	(554)	—
(Increase) decrease in receivable for paydowns of investments	(5)	—
Increase (decrease) in investment income incentive fee payable	730	—
Increase (decrease) in accrued capital gains incentive fee	(33)	—
Increase (decrease) in management fee payable	408	—
Increase (decrease) in payable to affiliates (1)	467	945
Increase (decrease) in payable for unsettled purchases	(61,880)	—
Increase (decrease) in interest payable	511	—
Net cash provided by (used in) operating activities	(91,767)	—
Cash flows from financing activities:
Proceeds from issuance of common shares	50,000	—
Distributions paid	(7,591)	—
Deferred financing costs paid	(75)	—
Borrowings on credit facilities	329,500	—
Paydown on credit facilities	(255,000)	—
Repayment of secured borrowings	(18,000)
Net cash provided by (used in) financing activities	98,834	—
Net increase (decrease) in cash and cash equivalents	7,067	—
Cash and cash equivalents, beginning of period	31,554	10
Cash and cash equivalents, end of period	$38,621	$10

Supplemental and Non-Cash Financing Activities
Accrued but unpaid deferred financing costs	$53	$3,313
Accrued but unpaid deferred offering costs	$—	$955
Cash paid during the period for interest	$5,811	$—
Distribution payable	$7,576	$—
Reinvestment of shareholder distributions	$2,432	$—

(1)
Increases in payable to affiliates is reduced by the accrued but unpaid deferred financing and offering costs.

Certain prior period amounts have been reclassified to conform to current period presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2025

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Investments
Non-controlled/non-affiliated senior secured debt
Debt investments(4)(5)
Automobile Components
LS Group OpCo Acquisition LLC(7)(14)	First lien senior secured term loan	SOFR + 2.50%	4/23/2031	$6,965	$7,002	$6,904	1.45%
Realtruck Group Inc(7)(14)	First lien senior secured term loan	SOFR + 3.50%	1/31/2028	7,918	7,939	7,548	1.59%
					14,941	14,452	3.04%
Building Products
Chariot Buyer LLC(7)(14)	First lien senior secured term loan	SOFR + 3.25%	11/3/2028	5,939	5,946	5,878	1.23%
Kodiak BP LLC(8)(14)	First lien senior secured term loan	SOFR + 3.75%	11/26/2031	5,000	5,031	4,793	1.01%
LBM Acquisition LLC(7)(14)	First lien senior secured term loan	SOFR + 3.75%	6/6/2031	6,467	6,434	5,953	1.25%
					17,411	16,624	3.49%
Chemicals
Lummus Technology Holdings V LLC(7)(14)	First lien senior secured term loan	SOFR + 3.00%	12/31/2029	6,930	6,977	6,904	1.45%

Commercial Services & Supplies
Asurion LLC(7)(14)	First lien senior secured term loan	SOFR + 4.25%	9/19/2030	7,939	7,765	7,828	1.65%
CI (MG) GROUP, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.50%	3/27/2030	47,432	46,721	46,721	9.82%
CI (MG) GROUP, LLC(6)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.50%	3/27/2030	-	(169)	(169)	(0.04)%
CI (MG) GROUP, LLC(6)(11)(12)	First lien senior secured revolving loan	SOFR + 5.50%	3/27/2030	-	(76)	(76)	(0.02)%
Continental Cafe LLC(6)(7)(14)	First lien senior secured term loan	SOFR + 5.25%	12/31/2029	60,832	60,128	60,072	12.62%
Continental Cafe LLC(6)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.25%	12/31/2029	-	(155)	(166)	(0.03)%
CoreLogic Inc(7)(14)	First lien senior secured term loan	SOFR + 3.50%	6/2/2028	7,918	7,869	7,772	1.63%
					122,083	121,982	25.63%
Communications Equipment
Delta Topco Inc(8)(14)	First lien senior secured term loan	SOFR + 2.75%	11/30/2029	7,980	8,059	7,883	1.66%

Construction & Engineering
Oscar Acquisitionco LLC(8)(14)	First lien senior secured term loan	SOFR + 4.25%	4/29/2029	8,909	8,934	8,311	1.75%

Construction Material
Quikrete Holdings Inc(7)(14)	First lien senior secured term loan	SOFR + 2.25%	4/14/2031	5,940	5,964	5,868	1.23%

Consumer Finance
Maxitransfers Blocker Corp(6)(7)(14)	Second lien senior secured term loan	SOFR + 7.00%	6/18/2030	49,875	48,878	48,907	10.28%

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Distributors
BCPE Empire Holdings Inc(7)(14)	First lien senior secured term loan	SOFR + 3.25%	12/11/2030	7,980	8,060	7,857	1.65%
Diversified Consumer Services
Mavis Tire Express Services Topco Corp(8)(14)	First lien senior secured term loan	SOFR + 3.00%	5/4/2028	7,980	8,070	7,921	1.66%
Wand NewCo 3 Inc(7)(14)	First lien senior secured term loan	SOFR + 2.50%	1/30/2031	4,825	4,869	4,748	1.00%
					12,939	12,669	2.66%
Diversified Financial Services
Boost Newco Borrower LLC(8)(14)	First lien senior secured term loan	SOFR + 2.00%	1/31/2031	5,985	6,034	5,940	1.25%

Electrical Utilities
WEC US Holdings Inc(7)(14)	First lien senior secured term loan	SOFR + 2.25%	1/27/2031	6,965	7,001	6,895	1.45%

Electronic Equipment
Emrld Borrower LP(9)(14)	First lien senior secured term loan	SOFR + 2.50%	5/31/2030	3,960	3,988	3,918	0.82%
Madison IAQ LLC(9)(14)	First lien senior secured term loan	SOFR + 2.50%	6/21/2028	5,954	5,989	5,875	1.24%
					9,977	9,793	2.06%
Health Care Equipment & Supplies
Medline Borrower LP(7)(14)	First lien senior secured term loan	SOFR + 2.25%	10/23/2028	4,950	4,979	4,939	1.04%

Health Care Providers & Services
Examworks Bidco Inc(7)(14)	First lien senior secured term loan	SOFR + 2.75%	11/1/2028	6,964	6,997	6,946	1.46%
FFF Enterprises Inc(6)(7)(14)	First lien senior secured term loan	SOFR + 6.25%	12/12/2028	79,800	78,354	78,235	16.44%
Heartland Dental LLC(7)(14)	First lien senior secured term loan	SOFR + 4.50%	4/28/2028	8,910	8,958	8,888	1.87%
Select Medical Corp(7)(13)(14)	First lien senior secured term loan	SOFR + 2.00%	11/18/2031	1,294	1,300	1,290	0.27%
SGA Dental Partners OPCO, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.50%	7/17/2029	78,684	77,316	77,490	16.28%
SGA Dental Partners OPCO, LLC(6)(9)(12)	First lien senior secured delayed draw term loan	SOFR + 5.50%	7/17/2029	9,573	9,356	9,347	1.96%
Southern Veterinary Partners LLC(7)(14)	First lien senior secured term loan	SOFR + 3.25%	12/4/2031	8,000	7,963	7,974	1.68%
Triwest Healthcare Alliance Corp(6)(7)(14)	First lien senior secured term loan	SOFR + 5.50%	12/27/2027	26,250	25,878	26,067	5.48%
Triwest Healthcare Alliance Corp(6)(7)	First lien senior secured delayed draw term loan	SOFR + 5.50%	12/27/2027	37,500	36,986	37,239	7.82%
Zelis Payments Buyer Inc(7)(14)	First lien senior secured term loan	SOFR + 3.25%	11/26/2031	7,980	7,945	7,671	1.61%
Zelis Payments Buyer Inc(7)(14)	First lien senior secured term loan	SOFR + 2.75%	9/28/2029	965	971	929	0.20%
					262,024	262,076	55.07%
Health Care Technology
AthenaHealth Group Inc(7)(14)	First lien senior secured term loan	SOFR + 3.00%	2/15/2029	6,947	6,966	6,851	1.44%
Ensemble RCM LLC(8)(14)	First lien senior secured term loan	SOFR + 3.00%	8/1/2029	4,950	4,987	4,941	1.04%
Project Ruby Ultimate Parent Corp(7)(14)	First lien senior secured term loan	SOFR + 3.00%	3/10/2028	7,980	8,060	7,948	1.67%
Waystar Technologies Inc(7)(13)(14)	First lien senior secured term loan	SOFR + 2.25%	10/22/2029	4,220	4,256	4,198	0.88%
					24,269	23,938	5.03%

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Hotels, Restaurants & Leisure
Alterra Mountain Co(7)(14)	First lien senior secured term loan	SOFR + 2.75%	8/17/2028	4,975	5,019	4,963	1.04%
Caesars Entertainment Inc(8)(13)(14)	First lien senior secured term loan	SOFR + 2.25%	2/6/2031	5,940	5,978	5,892	1.24%
CV Borrower, LLC(6)(7)(10)(14)	First lien senior secured term loan	SOFR + 5.50%	8/30/2030	99,500	97,606	98,766	20.75%
Fertitta Entertainment LLC/NV(7)(14)	First lien senior secured term loan	SOFR + 3.50%	1/27/2029	6,929	6,968	6,814	1.43%
Light & Wonder International Inc(7)(13)(14)	First lien senior secured term loan	SOFR + 2.25%	4/14/2029	4,963	5,003	4,943	1.04%
					120,574	121,378	25.50%
Household Durables
RH(7)(13)(14)	First lien senior secured term loan	SOFR + 2.50%	10/20/2028	7,918	7,814	7,536	1.58%

Household Products
VC GB Holdings I Corp(8)(14)	First lien senior secured term loan	SOFR + 3.50%	7/21/2028	7,918	7,950	7,652	1.61%

IT Services
Go Daddy Operating Co LLC(7)(13)(14)	First lien senior secured term loan	SOFR + 1.75%	11/9/2029	3,330	3,348	3,311	0.70%

Machinery
Engineered Machinery Holdings Inc(8)(14)	First lien senior secured term loan	SOFR + 3.75%	5/19/2028	6,928	6,969	6,924	1.45%

Oil, Gas & Consumable Fuels
CQP Holdco LP(8)(13)(14)	First lien senior secured term loan	SOFR + 2.00%	12/31/2030	5,985	6,033	5,965	1.25%
Oryx Midstream Services Permian Basin LLC(7)(14)	First lien senior secured term loan	SOFR + 2.25%	10/5/2028	6,930	6,978	6,919	1.45%
					13,011	12,884	2.70%
Professional Services
Clover Holdings 2 LLC(8)(14)	First lien senior secured term loan	SOFR + 4.00%	12/9/2031	8,000	8,117	7,880	1.66%
OMNIA Partners LLC(8)(14)	First lien senior secured term loan	SOFR + 2.75%	7/25/2030	5,970	6,022	5,926	1.24%
					14,139	13,806	2.90%
Semiconductors & Semiconductor Equipment
MKS Instruments Inc(7)(13)(14)	First lien senior secured term loan	SOFR + 2.00%	8/17/2029	3,941	3,962	3,933	0.83%

Software
Cloud Software Group Inc(8)(14)	First lien senior secured term loan	SOFR + 3.50%	3/30/2029	6,652	6,670	6,584	1.38%
Cloud Software Group Inc(8)(14)	First lien senior secured term loan	SOFR + 3.75%	3/21/2031	3,620	3,620	3,582	0.75%
McAfee Corp(7)(14)	First lien senior secured term loan	SOFR + 3.00%	3/1/2029	6,965	7,010	6,643	1.40%
Project Alpha Intermediate Holding Inc(8)(14)	First lien senior secured term loan	SOFR + 3.25%	10/28/2030	8,910	8,970	8,884	1.87%
Project Boost Purchaser LLC(8)(14)	First lien senior secured term loan	SOFR + 3.00%	7/16/2031	7,980	8,060	7,929	1.66%
Skopima Consilio Parent LLC(7)(14)	First lien senior secured term loan	SOFR + 3.75%	5/15/2028	8,931	8,947	8,858	1.86%
UKG Inc(8)(14)	First lien senior secured term loan	SOFR + 3.00%	2/10/2031	5,955	6,001	5,939	1.25%
					49,278	48,419	10.17%

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Specialty Retail
Great Outdoors Group LLC(7)(14)	First lien senior secured term loan	SOFR + 3.25%	1/23/2032	6,929	6,925	6,903	1.45%
PetSmart LLC(7)(14)	First lien senior secured term loan	SOFR + 3.75%	2/11/2028	7,938	7,942	7,799	1.64%
Recess Holdings Inc(8)(14)	First lien senior secured term loan	SOFR + 3.75%	2/20/2030	7,960	8,069	7,950	1.67%
					22,936	22,652	4.76%
Textiles, Apparel & Luxury Goods
ABG Intermediate Holdings 2 LLC(7)(14)	First lien senior secured term loan	SOFR + 2.25%	12/21/2028	5,940	5,991	5,872	1.23%

Transportation Infrastructure
Brown Group Holding LLC(7)(14)	First lien senior secured term loan	SOFR + 2.50%	7/1/2031	5,954	5,976	5,915	1.24%

Total Debt Investments					$830,478	$825,320	173.41%

U.S. Treasury Bill
U.S. Treasury Bill	—	4.28%	8/7/2025	160,000	$157,670	$157,633	33.12%

Total Investments					$988,148	$982,953	206.53%

Cash Equivalents
BlackRock Liquidity FedFund - Institutional	—	4.23%	—	33,436	$33,436	$33,436	7.02%

Total Investments and Cash Equivalents					$1,021,584	$1,016,389	213.55%

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
(3)
Fair value is determined in good faith by or under the direction of the board of trustees of the Company pursuant to the Company's valuation policy (see Note 6 “Fair Value Measurements”).
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
(7)
The interest rate on these investments is subject to one-month SOFR, which was 4.32% as of March 31, 2025.
(8)
The interest rate on these investments is subject to three-month SOFR, which was 4.29% as of March 31, 2025.
(9)
The interest rate on these investments is subject to six-month SOFR, which was 4.19% as of March 31, 2025.
(10)
The interest rate on these investments is subject to twelve-month SOFR, which was 4.01% as of March 31, 2025.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Position or portion thereof is an unfunded loan or equity commitment (see Note 8 “Commitments and Contingencies”).
(13)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2025, non-qualifying assets represented 3.6% of total assets as calculated in accordance with the regulatory requirements.
(14)
All or a portion of the investment is pledged as collateral for the Company's debt obligations (see Note 7 “Borrowings”).

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

(15)
Unless otherwise indicated, all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Company owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(16)
The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(17)
Fair value is determined in good faith by or under the direction of the board of trustees of the Company pursuant to the Company's valuation policy (see Note 6 “Fair Value Measurements”).
(18)
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
(19)
All debt investments are income producing unless otherwise indicated.
(20)
These investments were valued using unobservable inputs and are considered Level 3 investments (see Note 6 “Fair Value Measurements”).
(21)
The interest rate on these investments is subject to one-month SOFR, which was 4.33% as of December 31, 2024.
(22)
The interest rate on these investments is subject to three-month SOFR, which was 4.31% as of December 31, 2024.
(23)
The interest rate on these investments is subject to six-month SOFR, which was 4.25% as of December 31, 2024.
(24)
The interest rate on these investments is subject to twelve-month SOFR, which was 4.18% as of December 31, 2024.
(25)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(26)
Position or portion thereof is an unfunded loan or equity commitment (see Note 8 “Commitments and Contingencies”).
(27)
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
(28)
All or a portion of the investment is pledged as collateral for the Company's debt obligations (as defined in Note 7 “Borrowings”).
(29)
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

The Company consolidates the results of its wholly-owned financing subsidiaries, Overland Financing MS, LLC, Overland Financing DB, LLC, and Overland Financing B, LLC. There were no transactions by Overland Financing DB, LLC through March 31, 2025. All intercompany accounts and transactions have been eliminated in consolidation.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s consolidated statements of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to each holder of the Company's Common Shares (“Shareholders”) in the form of dividends, even though the Company has not yet collected cash.

Non-Accrual Loans

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. There were no loans on non-accrual status as of March 31, 2025.

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

Offering and Organizational Expenses

Organizational expenses are charged as incurred and include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its subsidiaries, their related documents of organization and the Company’s election to be regulated as a BDC. For the three months ended March 31, 2025, the Company did not incur any organizational expenses. For the three months ended March 31, 2024, organizational expenses incurred amounted to $33.

Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of the Company’s registration statement on Form 10 as well as the expenses of Centerbridge and Wells Fargo in negotiating and documenting other arrangements with the initial investors of the Company. Offering expenses of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Company started amortizing the deferred costs from the date of commencement of operations. For the three months ended March 31, 2025 and March 31, 2024, offering costs of $0 and $955, respectively, were incurred. As of March 31, 2025 and December 31, 2024, the Company had approximately $474 and $1,657, respectively, of unamortized deferred offering costs.

The Company’s organizational and offering costs are the responsibility of the Company and have preliminarily been paid by an affiliate of the Advisor on the Company’s behalf. However, as discussed in Note 4, a portion of the Company’s expenses incurred through March 31, 2025 included on the Company’s consolidated statements of operations, including its organizational and offering costs, have been assumed by the Advisor pursuant to the Expense Support Agreement.

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

Cash and Cash Equivalents

Cash and cash equivalents generally consist of demand deposits, money market mutual funds, and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and at times, these deposits may exceed the Federal Deposit Insurance Corporation insured limit.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. During the three months ended March 31, 2025, no tax expenses and no interest and penalties were incurred.

Distributions

Distributions to common Shareholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the board of trustees (the “Board”).

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”), under which a Shareholder’s distributions would automatically be reinvested under the DRIP in additional whole and fractional shares, unless the Shareholder “opts out” of the DRIP, thereby electing to receive cash dividends. The Company will use newly issued Common Shares to implement the DRIP that will be issued at a price per share equal to the most recent net asset value per share determined by the Advisor as the Company’s valuation designee in accordance with Rule 2a-5 under the 1940 Act.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This guidance enhances the transparency and decision usefulness of income tax disclosures. The effective date for the amendments in ASU 2023-09 are for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated financial statements.

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

Level 3 Financial assets and liabilities whose values are based on pricing inputs that are unobservable for the investment and include situations where (i) there is minimal, if any, market activity for the investment, or (ii) the inputs used in the determination of fair value require significant management judgment or estimation.

On December 14, 2023, the Board appointed the Advisor as the Company’s valuation designee in accordance with Rule 2a-5 under the 1940 Act. As the valuation designee, the Advisor determines fair values of the Company’s investments pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process. Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics and other factors. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant, individually or in the aggregate, to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Advisor. The Advisor considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the Advisor’s perceived risk of that instrument.

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

Management Fee

The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the average value of the Company’s net assets as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter, excluding cash and cash equivalents. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases. No management fee will be charged on committed but undrawn Capital Commitments (as defined below). For the three months ended March 31, 2025 and March 31, 2024 the Management Fee was $1,212 and $0, respectively.

As of March 31, 2025 and December 31, 2024, $1,212 and $804, respectively, remained payable and is recorded in management fee payable on the consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2025 and 2024, the investment income incentive fee was $1,322 and $0, respectively.

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

The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Advisor if the Company were to sell the relevant investment and realize a capital gain. The Company will record an accrual based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee in a given period may result in an increase to expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

For the three months ended March 31, 2025 and 2024, the capital gains incentive fee accrued was ($33) and $0, respectively.

Administration Agreement

The Company has entered into the Administration Agreement pursuant to which the Administrator provides the administrative services necessary for the Company to operate. The Company utilizes the Administrator’s office facilities, personnel, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator oversees the Company’s public reporting requirements and tax reporting and monitors the Company’s expenses and the performance of professional services rendered to the Company by others. The Administrator has hired the Sub-Administrator to assist in the provision of certain administrative services. There is no fee paid by the Company in connection with the services provided under the Administration Agreement. The Company will reimburse the Administrator for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including but not limited to rent, the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the costs of its Chief Financial Officer, Chief Compliance Officer, any of their respective staff who provide services to the Company, tax, accounting, investor relations and investor services, technology, legal and operations staff who provide services, including but not limited to transaction-related services to the Company, and any internal audit staff, to the extent any internal audit performs a role in the Company’s internal control assessment. The reimbursement shall be an amount equal to the Administrator’s actual cost; and provided, further, that such costs are reasonably allocated to the Company on the basis of assets, revenues, estimates, time records or other method conforming with generally accepted accounting principles. The Sub-Administrator will separately be compensated for performing sub-administrative services under the sub-administration agreement and the cost of such compensation, and any other costs or expenses under such agreement, will be in addition to the cost of any other services borne by the Company under the Administration Agreement.

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

Transactions with Affiliates

On August 20, 2024, the SEC granted an exemptive order (the “Order”) to the Company permitting the Company to participate in certain co-investment transactions alongside other funds/vehicles managed by the Advisor or its affiliates, (or alongside the Advisor or its affiliates in a principal capacity) that would otherwise be prohibited under the 1940 Act, subject to certain terms and conditions. Any such investments will be in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other affiliates.

5.
Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt investments	$781,600	$776,413	$763,201	$763,520
Second lien senior secured debt investments	48,878	48,907	49,004	49,000
U.S. treasury bills	157,670	157,633	135,140	135,117
Total Investments	$988,148	$982,953	$947,345	$947,637

The industry composition of investments based on fair value consisted of the below as of the following period (excluding the Company’s investment in U.S. Treasury Bills):

	March 31, 2025	December 31, 2024
Health Care Providers & Services	31.8%	33.3%
Commercial Services & Supplies	14.8	15.0
Hotels, Restaurants & Leisure	14.7	9.3
Software	5.9	7.7
Consumer Finance	5.9	6.0
Health Care Technology	2.9	3.0
Specialty Retail	2.7	2.8
Building Products	2.0	2.1
Automobile Components	1.8	1.8
Professional Services	1.7	1.7
Oil, Gas & Consumable Fuels	1.6	1.6
Diversified Consumer Services	1.5	1.6
Electrical Equipment	1.2	1.2
Construction & Engineering	1.0	1.2
Distributors	1.0	1.1
Communications Equipment	1.0	1.0
Household Products	0.9	1.0
Household Durables	0.9	1.0
Electric Utilities	0.8	1.0
Chemicals	0.8	0.9
Machinery	0.8	0.9
Diversified Financial Services	0.7	0.9
Textiles, Apparel & Luxury Goods	0.7	0.8
Transportation Infrastructure	0.7	0.7
Construction Materials	0.7	0.7
Health Care Equipment & Supplies	0.6	0.6
Semiconductors & Semiconductor Equipment	0.5	0.5
IT Services	0.4	0.4
Pharmaceuticals	—	0.2
Total	100%	100%

The geographic composition of investments at amortized cost and on fair value consisted of the below as of the following period (excluding the Company’s investment in U.S. Treasury Bills):

March 31, 2025
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$830,478	$825,320	100%	173%
Total	$830,478	$825,320	100%	173%

December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$812,205	$812,520	100%	189%
Total	$812,205	$812,520	100%	189%

6.
Fair Value Measurements

The following tables present the fair value hierarchy of cash equivalents and investments as of the following periods:

	Fair Value Hierarchy as of March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Investments:
First lien senior secured debt investments	$—	$342,886	$433,526	$776,412
Second lien senior secured debt investments	—	—	48,908	48,908
U.S. treasury bill	157,633	—	—	157,633
Cash equivalents	33,436	—	—	33,436
Total cash equivalents and investments at fair value	$191,069	$342,886	$482,434	$1,016,389

	Fair Value Hierarchy as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Investments:
First lien senior secured debt investments	$—	$368,314	$395,206	$763,520
Second lien senior secured debt investments	—	—	49,000	49,000
U.S. treasury bill	135,117	—	—	135,117
Cash equivalents	26,055	—	—	26,055
Total cash equivalents and investments at fair value	$161,172	$368,314	$444,206	$973,692

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following period:

	For the Three Months Ended March 31, 2025
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Total
Fair value, beginning of period	$395,206	$49,000	$444,206
Purchases of investments, net	49,755	—	49,755
Payment-in-kind	—	—	—
Proceeds from investments, net	(12,074)	(124)	(12,198)
Net change in unrealized appreciation (depreciation)	9	34	43
Net realized gains (losses)	(7)	—	(7)
Net amortization/accretion of premium/discount on investments	636	(2)	634
Transfers between investment types	—	—	—
Transfers into (out of) Level 3(1)	—	—	—
Fair value, end of period	$433,525	$48,908	$482,433
Net change in unrealized appreciation (depreciation) still held at March 31, 2025	9	34	43

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025, there were no transfers into (out of) Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 assets as of the following period. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2025
				Range
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First lien senior secured debt investments	$387,050	Yield Analysis	Discount Rate	9.7%	13.0%	10.7%
First lien senior secured debt investments	46,476	Recent Transaction	Transaction Price	98.5%	98.5%	98.5%
Second lien senior secured debt investments	48,908	Yield Analysis	Discount Rate	11.9%	11.9%	11.9%
Total	$482,434

	As of December 31, 2024
				Range
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First lien senior secured debt investments	$256,749	Yield Analysis	Discount Rate	10.4%	12.3%	10.9%
First lien senior secured debt investments	138,457	Recent Transaction	Transaction Price	98.0%	98.8%	98.3%
Second lien senior secured debt investments	49,000	Recent Transaction	Transaction Price	98.0%	98.0%	98.0%
Total	$444,206

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

7.
Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025, the Company’s asset coverage was 190.7%. Also, as of March 31, 2025, the Company was in compliance with all covenants and other requirements of the MS Revolving Credit Facility, SMTB Credit Facility, BNP Revolving Credit Facility and the Secured Borrowings (each as defined below).

The below tables present the Company’s outstanding debt obligations as of the following periods:

	March 31, 2025
($ in thousands)	Aggregate Principal	Outstanding	Net Carrying	Unused
	Committed	Principal	Value	Portion(1)
MS Revolving Credit Facility	$300,000	$195,000	$195,000	$105,000
SMTB Credit Facility	200,000	190,500	190,500	9,500
BNP Revolving Credit Facility	310,000	139,000	139,000	171,000
Total Borrowings	$810,000	$524,500	$524,500	$285,500

(1)
The unused portion is the amount upon which unused fees are based, if any.

	December 31, 2024
	Aggregate Principal	Outstanding	Net Carrying	Unused
($ in thousands)	Committed	Principal	Value	Portion(1)
MS Revolving Credit Facility	$300,000	$300,000	$300,000	$—
SMTB Credit Facility	200,000	150,000	150,000	50,000
Secured Borrowings	18,000	18,000	18,000	—
Total Borrowings	$518,000	$468,000	$468,000	$50,000

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

As of March 31, 2025 and December 31, 2024, the Company had $195 million and $300 million, respectively, in outstanding borrowings under the MS Revolving Credit Facility.

Advances under the MS Revolving Credit Facility will initially bear interest at a per annum rate equal to an applicable benchmark (which is initially the forward-looking term rate based on the Secured Overnight Financing Rate (“SOFR”), for a tenor of three (3) months, as such rate is published by the CME Group Benchmark Administration Limited (CBA)), plus an applicable margin. As amended on November 15, 2024, the applicable margin on advances is (i) for the first six (6) months after February 22, 2024, 1.70% per annum, (ii) for the next eight (8) months, 2.10% per annum, (iii) after the fourteen (14) month anniversary of February 22, 2024 and during the revolving period, which is scheduled to end three years after February 22, 2024, 2.35% per annum, and (iv) after the end of the revolving period, 2.85% per annum.

The period during which Overland Financing MS, LLC may make borrowings under the MS Revolving Credit Facility expires on February 22, 2027 and the MS Revolving Credit Facility is scheduled to mature on February 22, 2029.

As of March 31, 2025, the Company had recorded $3,339 of cumulative deferred financing costs in connection with the MS Revolving Credit Facility.

The components of interest expense related to the MS Revolving Credit Facility for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	For the three months ended	For the three months ended
($ in thousands)	March 31, 2025	March 31, 2024
Stated interest expense	$3,942	$—
Unused/undrawn fees	67	—
Amortization of deferred financing costs	284	—
Administration fees	113	—
Total Interest Expense	$4,406	$—
Average stated interest rate	6.40%	0.00%
Average borrowings	$246,333	$—

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

On December 9, 2024, certain terms, including the maximum commitments, in the SMTB Credit Facility were amended (the “First Amendment”). Among other things, the First Amendment temporarily increased the maximum commitments under the SMTB Credit Facility from $100 million to $200 million until March 31, 2025, after which the maximum commitments under the SMTB Credit Facility will be automatically reduced to $100 million. On February 14, 2025, certain terms, including the applicable margin, in the SMTB Credit Facility were amended (the “Second Amendment”). On March 26, 2025, the scheduled reduction date on the $100 million temporary increased commitment was extended from March 31, 2025 to June 30, 2025 (the “Third Amendment”). Under the terms of the SMTB Credit Facility, the Company and SMTB can agree to further increase the maximum commitments to up to $500 million.

On May 1, 2025, the Company entered into a Form of Facility Increase, pursuant to which the maximum commitments under the SMTB Credit Facility (including the $100 million temporary increased commitment) increased from $200 million to $275 million. The maximum commitments under the SMTB Credit Facility are still scheduled to automatically decrease by $100 million on June 30, 2025, unless the Company and SMTB agree to further increase to the maximum commitments.

The SMTB Credit Facility will mature on July 10, 2026, subject to two one-year extensions at the option of the Company with the consent of the lenders. Under the SMTB Credit Facility, the Company is permitted to borrow up to the lesser of the maximum commitment amount and the Borrowing Base.

As of March 31, 2025 and December 31, 2024, the Company had $190.5 million and $150 million, respectively, in outstanding borrowings under the SMTB Credit Facility.

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

As amended on February 14, 2025, the SMTB Credit Facility bears interest at a rate of either (i) one- or three-month term SOFR plus an applicable margin of 2.25% per annum or (ii) an alternate base rate (which is the highest of the federal funds rate plus 0.50%, the prime rate and one month term SOFR plus 1.00%) plus an applicable margin of 1.65% per annum. The Company may elect either the term SOFR or alternate base rate at the time of drawdown, and loans may be converted from one rate to another at the Company’s option, subject to certain conditions.

As of March 31, 2025, the Company had recorded $1,214 of cumulative deferred financing costs in connection with the SMTB Credit Facility.

The components of interest expense related to the SMTB Credit Facility for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	For the three months ended	For the three months ended
($ in thousands)	March 31, 2025	March 31, 2024
Stated interest expense	$769	$—
Unused/undrawn fees	106	—
Amortization of deferred financing costs	226	—
Administration fees	—	—
Total Interest Expense	$1,101	$—
Average stated interest rate	6.73%	0.00%
Average borrowings	$44,300	$—

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

As of March 31, 2025 and December 31, 2024, the Company had $139 million and $0 million, respectively, in outstanding borrowings under the BNP Revolving Credit Facility.

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

As of March 31, 2025, the Company had recorded $429 of cumulative deferred financing costs in connection with the BNP Revolving Credit Facility.

The components of interest expense related to the BNP Revolving Credit Facility for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	For the three months ended	For the three months ended
($ in thousands)	March 31, 2025	March 31, 2024
Stated interest expense	$1,110	$—
Unused/undrawn fees	96	—
Amortization of deferred financing costs	139	—
Administration fees	—	—
Total Interest Expense	$1,345	$—
Average stated interest rate	5.75%	0.00%
Average borrowings	$77,978	$—

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

On December 19, 2024, the Company entered into a Macquarie Transaction that was collateralized by the Company’s term loan to CV Borrower, LLC. In accordance with ASC Topic 860, Transfers and Servicing, this Macquarie Transaction meets the criteria for a secured borrowing. Accordingly, the investment financed by the Macquarie Transaction remains on the Company’s Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Secured Borrowings”). Interest under the secured borrowing agreement is calculated at the inception of each secured borrowing agreement, as the 3 month SOFR rate in effect, plus the applicable margin of 2.95%. On February 3, 2025, the Company repaid its obligation to Macquarie.

As of March 31, 2025 and December 31, 2024, the Company had $0 million and $18 million, respectively, of outstanding Secured Borrowings.

The amount of interest expense incurred related to the Secured Borrowing Agreement for the three months ended March 31, 2025 and March 31, 2024 was $119 and $0, respectively.

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

The Company and the Advisor have entered into an Expense Support Agreement. The Company may be obligated to make a Reimbursement Payment to the Advisor for such expenses through March 31, 2028. As of March 31, 2025, the Company did not have an obligation to repay expense support to the Advisor and did not record a liability on the consolidated statements of assets and liabilities. Refer to Note 4 for more information on the Expense Support Agreement.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company’s Inception:

For the Period Ended	Expense Payments by Advisor	Reimbursement Payments to Advisor	Unreimbursed Expense Payable
December 31, 2023	$3,933	$—	$3,933
March 31, 2024	885	—	885
June 30, 2024	3,305	—	3,305
September 30, 2024	4,491	—	4,491
December 31, 2024	225	—	225
March 31, 2025	2,634	—	2,634
Total	$15,473	$—	$15,473

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

The Company had the following outstanding commitments to investments as of the following period:

($ in thousands) Portfolio Company	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of March 31, 2025
Continental Cafe LLC	Delayed Draw Term Loan	12/19/2026	$26,515	$(166)
SGA Dental Partners OPCO, LLC	Delayed Draw Term Loan	1/17/2026	5,297	(53)
CI (MG) GROUP, LLC	Revolving Term Loan	3/27/2030	5,068	(76)
CI (MG) GROUP, LLC	Delayed Draw Term Loan	3/27/2027	20,270	(152)
CI (MG) GROUP, LLC	Delayed Draw Term Loan	6/25/2025	2,230	(17)
Total Unfunded Portfolio Company Commitments			$59,380	$(464)

($ in thousands) Portfolio Company	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of December 31, 2024
Continental Cafe LLC	Delayed Draw Term Loan	12/19/2026	$26,515	$(166)
SGA Dental Partners OPCO, LLC	Delayed Draw Term Loan	1/17/2026	8,609	(86)
Total Unfunded Portfolio Company Commitments			$35,124	$(252)

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

The Company is authorized to issue an unlimited number of Common Shares. As of March 31, 2025, the Company had issued 19,240,407 shares and all are outstanding. Also, as of March 31, 2025, the Company had executed subscription agreements for approximately $2.1 billion of Capital Commitments (of which approximately $1.6 billion remained unfunded as of March 31, 2025).

The following table summarizes the total shares issued and aggregate offering proceeds related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreement as of March 31, 2025.

($ in thousands, except shares)	Number of	Aggregate
Share Issuance Date	Shares Issued	Offering Proceeds
20-Dec-23	400	$10
7-May-24	7,759,600	193,990
1-Jul-24	411,547	10,258
30-Sep-24	2,964,947	75,000
31-Dec-24	5,986,219	150,000
31-Jan-25(1)	96,386	2,432
31-Mar-25	2,021,308	50,000
Total	19,240,407	$481,690
(1)
Shares were issued to Shareholders participating in the Company’s DRIP.

Distributions

The following table presents distributions that were declared and payable for three months ended March 31, 2025:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 28, 2025	March 28, 2025	April 30, 2025	$0.44	$7,576
Total			$0.44	$7,576

For the three months ended March 31, 2024, the Company did not declare any distributions.

Distribution Reinvestment

The Company has adopted an “opt out” dividend reinvestment plan (“DRIP”), under which a Shareholder’s distributions would automatically be reinvested under the DRIP in additional whole and fractional shares, unless the Shareholder “opts out” of the DRIP, thereby electing to receive cash dividends. The Company will use newly issued Common Shares to implement the DRIP that will be issued at a price per share equal to the most recent net asset value per share determined by the Advisor as the Company’s valuation designee in accordance with Rule 2a-5 under the 1940 Act.

The following table presents the shares distributed pursuant to the Company’s DRIP for the three months ended March 31, 2025:

($ in thousands, except shares)	For the three months ended March 31, 2025
Date Declared	Record Date	Payment Date	DRIP Shares Issued	DRIP Shares Value
December 19, 2024	December 30, 2024	January 31, 2025	96,386	$2,432
Total			96,386	$2,432

For the three months ended March 31, 2024, the Company did not distribute any shares pursuant to the Company’s DRIP.

10.
Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the three months ended March 31, 2025:

For the three months ended
($ in thousands, except shares and per share data)	March 31, 2025
Net increase (decrease) in net assets from operations	$2,031
Weighted average shares outstanding	17,209,430
Earnings per share	$0.12

11.
Financial Highlights

The following are the financial highlights for the three months ended March 31, 2025:

For the three months ended
($ in thousands, except share and per share data)	March 31, 2025
Per Share Data:(1)
Net assets, beginning of period	$25.06
Net investment income	0.44
Net realized gains (losses) and change in unrealized appreciation (depreciation) (2)	(0.32)
Net increase (decrease) in net assets from operations	0.12
Distributions declared from net investment income (3)	(0.44)
Total increase (decrease) in net assets	(0.32)
Net assets, end of period	$24.74
Shares outstanding, end of period	19,240,407
Total return based on NAV (4)	4.06%

Ratios:
Expenses before expense support to average net assets (5)	11.46%
Expenses after expense support to average net assets (5)	9.55%
Net investment income to average net assets (5)	8.19%
Incentive fees to average net assets (5)	0.30%
Portfolio turnover rate (6)	17.31%

Supplemental Data:
Net assets, end of period	$475,940
Total capital commitments, end of period	$2,060,000
Ratios of total contributed capital to total committed capital, end of period	23.26%
Average debt outstanding	$374,344
Asset coverage ratio (7)	190.74%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.

(2)
For the three months ended March 31, 2025, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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
12.
Segment Information

The Company conducts business as a single operating segment, which is based upon the Company’s current organizational and management structure, as well as information used by the Company’s Chief Operating Decision Maker (“CODM”) to allocate resources and other factors. The Company’s Chief Executive Officer is the Company’s CODM, as he is the individual responsible for assessing performance and allocating resources.

The key measures the CODM uses to allocate resources and assess performance are the Company’s net investment income (loss) and net increase (decrease) in net assets from operations, as reported on the consolidated statements of operations, underlying investment information as disclosed on the consolidated schedule of investments, and investment composition as disclosed in Note 5.

13.
Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks, uncertainties and other factors outside of our control including, but not limited to, those set forth herein under “Forward-Looking Statements” and under “Risk Factors” in Item 1A of our most recent Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.

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

Expenses

The Company bears expenses relating to the organization of the Company and the private offering of Common Shares (the “Private Offering”) and any subsequent offering of common shares of beneficial interest, par value $0.001 per share, (the “Common Shares”). Organizational expenses include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its subsidiaries, its and their related documents of organization and the Company’s election to be regulated as a BDC. Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of the Company’s registration statement on Form 10, as well as the preparation of a registration statement in connection with any subsequent offering of Common Shares, as well as the expenses of Centerbridge Partners, L.P., a Delaware limited partnership (together with its affiliates, as applicable, “Centerbridge”) and a subsidiary of Wells Fargo & Company (together with its subsidiaries, “Wells Fargo”) in negotiating and documenting other arrangements with the initial investors of the Company.

The Company reimburses Centerbridge Services Group, LLC (the “Administrator”), a wholly-owned subsidiary of Centerbridge Partners, L.P., for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the administration agreement (the “Administration Agreement”), including but not limited to rent, the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the costs of its Chief Financial Officer, Chief Compliance Officer, any of their respective staff who provide services to the Company, tax, accounting, investor relations and investor services, technology, legal and operations staff who provide services, including but not limited to transaction-related services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s internal control assessment. The reimbursement shall be an amount equal to the Administrator’s actual cost; and provided, further, that such costs are reasonably allocated to the Company on the basis of assets, revenues, estimates, time records or other method conforming with generally accepted accounting principles. Any sub-administrator will separately be compensated for performing sub-administrative services under the sub-administration agreement and the cost of such compensation, and any other costs or expenses under such agreement, will be in addition to the cost of any other services borne by the Company under the Administration Agreement.

The Company’s primary operating expenses include the payment of fees to Overland Advisors, LLC (the “Advisor”) under the investment advisory agreement (“Investment Advisory Agreement”), the Company’s allocable portion of overhead expenses under the

Administration Agreement, and all other costs and expenses relating to the Company’s operations and transactions, including: operational and organizational costs; the cost of calculating the Company’s net asset value, including the cost and expenses of third-party valuation services; fees and expenses payable to third parties relating to evaluating, making and disposing of investments, including the Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments, monitoring investments and, if necessary, enforcing the Company’s rights; the expenses of Centerbridge and Wells Fargo in negotiating and documenting the Wells Fargo Sourcing Arrangement; the fees and expenses relating to the development, licensing, implementation, installation, servicing and maintenance of, and consulting with respect to computer software, technology and information technology systems used in connection with the management of the Company’s investments including, without limitation, costs and expenses of technology service providers and related software, hardware and subscription-based services utilized in connection with the Company’s investment and operational activities, including but not limited to, the origination and monitoring of investments; expenses related to the maintenance of registered offices and corporate licensing; corporate licensing and other professional fees (including, without limitation, expenses of consultants (including, but not limited to, consulting fees for, and other amounts payable to, senior or special advisors, certain other advisors, operating partners and other similar professionals incurred by a client for the benefit of such client or such client’s investments or portfolio companies) and other experts); bank service fees; withholding and transfer fees; loan administration costs; costs incurred in connection with trademarks or other intellectual property; interest payable on debt and other borrowing costs, if any, incurred to finance the Company’s investments; costs of effecting sales and repurchases of the Company’s Common Shares and other securities; the management fee and any incentive fee payable under the Investment Advisory Agreement; distributions on the Company’s Common Shares; transfer agent and custody fees and expenses; the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it; other expenses incurred by the Administrator; brokerage fees and commissions; sourcing or finder’s fees; costs and expenses of distributing and placing interests in the Common Shares; federal, state and foreign registration fees (which can arise, for example, if a local jurisdiction requires a license or other registration to do business); U.S. federal, state and local taxes; independent trustees’ fees and expenses; costs associated with the Company’s reporting, legal, regulatory and compliance obligations, including, without limitation, under the 1940 Act and applicable U.S. federal, state, local, or other laws and regulations; costs of any reports, proxy statements or other notices or communications to Shareholders, including, without limitation, printing costs, costs of technology licensing and maintenance of the website for the benefit of Shareholders and any Shareholder portal (including any database or other forum hosted on a website designated by the Company) or due diligence platform; costs and expenses in connection with monitoring (including with respect to sustainable value creation, cyber security, anti-corruption and similar functions), complying with and performing any provisions in agreement with investors; anti-money laundering and sanctions monitoring expenses; costs of holding Shareholder meetings and meetings of the Company’s board of trustees (the “Board”), including, without limitation, legal, travel, lodging and meal expenses; board fees of the Company’s Board; the Company’s fidelity bond; trustees and officers’ errors and omissions and other liability insurance, and any other insurance expenses; costs associated with obtaining an order for SEC co-investment exemptive relief; litigation, indemnification and other non-recurring or extraordinary expenses (whether actual, pending or threatened) or any costs arising therefrom, and any judgments, fines, remediations or settlements paid in connection therewith; fees, costs and expenses related to any governmental inquiry, investigation or proceeding directly or indirectly involving or otherwise applicable to the Company, Advisor or any of their respective affiliates in connection with the activities of the Company or any investment; direct and indirect costs and expenses of administration and operation, including printing, mailing, reporting, publishing, long distance telephone, staff, accounting, audit, compliance, tax and legal costs; accounting, audit and tax advice and preparation expenses (including preparation costs of financial statements, tax returns and reports to investors); fees and expenses associated with marketing efforts (including, but not limited to, reasonable out-of-pocket expenses incurred by the Advisor and its affiliates in attending meetings with Shareholders and/or prospective Shareholders); dues, fees and charges of any trade association of which the Company is a member; the costs of any private or public offerings of the Common Shares and other securities, including registration and listing fees, if any, and any other filing and registration fees; other expenses related to the purchase, monitoring, syndication of co-investments, sale, settlement, custody or transmittal of the Company’s assets (directly or through financing alternative investment subsidiaries and/or trading subsidiaries which the Company may from time to time establish); windup and liquidation expenses and all other expenses reasonably incurred by the Company or the Administrator in connection with administering the Company’s business (including payments made to third-party providers of goods or services) and not required to be borne by the Advisor or another service provider pursuant to any agreement with the Company.

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Advisor, under which the Advisor has contractually agreed to pay certain operating expenses of the Company on the Company’s behalf, such that these expenses do not exceed 0.375% (1.50% on an annualized basis) of the Company’s applicable quarter-end net asset value, as described in “Item 1. Financial Statement – Notes to Consolidated Financial Statements – Note 4. Agreements and Related Party Transactions.”

Portfolio and Investment Activity

Our portfolio and investment activity during the following period (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	Three Months Ended March 31, 2025
Investments made in portfolio companies	$49,721
Investments sold	—
Net activity before investment repayments	49,721
Investment repayments	(31,937)
Net investment activity	$17,784

Portfolio companies at beginning of period	62
Number of new portfolio companies	1
Number of exited portfolio companies	(4)
Portfolio companies at end of period	59

Our portfolio composition and weighted average yields as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	March 31, 2025
Portfolio composition, at fair value:
First lien senior secured debt	$776,413
Second lien senior secured debt	48,907
Total Portfolio	$825,320
Weighted average yields, at amortized cost(1):
First lien senior secured debt	8.96%
Second lien senior secured debt	11.71%
Total Portfolio	9.13%

($ in thousands)	December 31, 2024
Portfolio composition, at fair value:
First lien senior secured debt	$763,520
Second lien senior secured debt	49,000
Total Portfolio	$812,520
Weighted average yields, at amortized cost(1):
First lien senior secured debt	9.31%
Second lien senior secured debt	11.50%
Total Portfolio	9.44%

(1)
Exclusive of investments on non-accrual status. As of March 31, 2025 and December 31, 2024 there were no investments on non-accrual status.

As part of the monitoring process, the Advisor as the Company’s valuation designee appointed in accordance with Rule 2a-5 under the 1940 Act, has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of the Company’s debt investments and rates each of them based on the following categories, which are referred to as “Internal Risk Ratings.” Key drivers of Internal Risk Ratings include financial metrics, financial covenants, liquidity and enterprise value coverage. Pursuant to these risk policies, an Internal Risk Rating of 1 – 5, which is defined below, is assigned to each debt investment in the Company’s portfolio.

Investments rated 1 are viewed as having the least amount of risk to the Company’s initial cost basis, as the borrower is performing above underwriting expectations. The business trends since origination and risk factors for this investment are generally favorable.

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

The following table shows the investment ratings of the investments in our portfolio (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	March 31, 2025		December 31, 2024
Credit Rating	Fair value	% of Portfolio	Fair value	% of Portfolio
1	$—	$—%	$—	$—%
2	811,863	98.4	812,520	100
3	13,457	1.6	—	—
4	—	-	—	—
5	—	—	—	—
Total Fair Value	$825,320	100%	$812,520	100%

Results of Operations

The Company commenced investment operations on May 7, 2024.

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Total investment income	$18,744	$—
Net expenses	11,219	885
Net investment income (loss)	7,525	(885)
Net realized gain (loss)	(7)	—
Net unrealized appreciation (depreciation)	(5,487)	—
Net increase (decrease) in net assets resulting from operations	$2,031	$(885)

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the following periods:

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Investment Income
Interest income	$18,744	$-
Total Investment Income	$18,744	$-

Total investment income for the three months ended March 31, 2025 increased to $18.7 million from $0.0 million for the three months ended March 31, 2024 as the Company hadn't commenced investment operations as of March 31, 2024. The size of our investment portfolio at fair value was $983.0 million at March 31, 2025 and the weighted average yield on the debt and income producing portfolio at amortized cost was 9.13%.

Expenses

Expenses for the following periods:

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest and debt financing costs	$6,972	$—
Amortization of offering costs	1,184	—
Management fee	1,212	—
Investment income incentive fee	1,322	—
Capital gains incentive fee	(33)	—
Organizational expense	—	33
Other general and administrative expenses	2,093	190
Professional fees	940	499
Trustees' fees	163	163
Total expenses	$13,853	$885
Advisor expense support	(2,634)	(885)
Net Expenses	$11,219	$—

Net expenses for the three months ended March 31, 2025 increased to $11.2 million from $— for the three months ended March 31, 2024 as the Company hadn't commenced operations as of March 31, 2024 and it received expense support for all the expenses incurred during that quarter. For the three months ended March 31, 2025, net expenses were primarily attributable to interest and other debt expenses which were driven by the interest on borrowings outstanding, unused and administrative fees and amortization of deferred debt costs. Furthermore, the Company received $15.5 million (since inception) in expense support from the Advisor (as described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 4. Agreements and Related Party Transactions.”). Such expenses may be subject to reimbursement from the Company in the future.

Financial Condition, Liquidity and Capital Resources

The Company generates cash from (i) future offerings of the Company’s Common Shares or preferred shares, (ii) cash flows from operations and (iii) borrowings from banks or other lenders, including under the revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding Inc. (“MS”) and the revolving credit facility (the “SMTB Credit Facility”) with Sumitomo Mitsui Trust Bank, Limited, New York Branch (“SMTB”), and the revolving credit facility (the “BNPP Credit Facility”) with BNP Paribas SA (“BNPP”) as described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.” The Company will seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, the Company cannot commit to do so.

The Company’s primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Advisor), (iii) debt service of any borrowings and (iv) cash distributions to the holders of the Company’s shares.

Equity Activity

On December 20, 2023, an affiliate of the Advisor contributed $10,000 ($25 per share) of capital to the Company in exchange for 400 shares of the Common Shares. In addition, as of March 31, 2025, the Company had executed subscription agreements for approximately $2.1 billion of Capital Commitments (as of which $1.6 billion remains unfunded as of March 31, 2025). On May 7, 2024, the Company had its initial closing and received capital contributions of approximately $194.0 million. On March 31, 2025, the Company received capital contributions of approximately $50.0 million.

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

On February 22, 2024, the Company, through its wholly-owned financing subsidiary Overland Financing MS, LLC, entered into the MS Revolving Credit Facility. Under the MS Revolving Credit Facility, MS has agreed to make available to Overland Financing MS, LLC a revolving loan facility in the maximum principal amount of up to $300 million. On June 6, 2024 and November 15, 2024 certain terms, including the applicable margins, in the MS Revolving Credit Facility were amended. As of March 31, 2025, $195 million had been drawn under the MS Revolving Credit Facility. See also “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

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

On December 9, 2024, certain terms, including the maximum commitments, in the SMTB Credit Facility were amended. Among other things, the First Amendment temporarily increased the maximum commitments under the SMTB Credit Facility from $100.0 million to $200.0 million until March 31, 2025, after which the maximum commitments under the SMTB Credit Facility will be automatically reduced to $100.0 million. As of December 31, 2024, $150.0 million had been drawn under the SMTB Credit Facility. On February 14, 2025, certain terms, including the applicable margin, in the SMTB Credit Facility were amended. On March 26, 2025, the scheduled reduction date on the $100 million temporary increased commitment was extended from march 31, 2025 to June 30, 2025. Under the terms of the SMTB Credit Facility, the Company and SMTB can agree to further increase the maximum commitments to up to $500 million. As of March 31, 2025, $190.5 million had been drawn under the SMTB Credit Facility. See also “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

On December 17, 2024, the Company, through its wholly-owned financing subsidiary Overland Financing B, LLC, entered into the BNP Revolving Credit Facility. Under the BNP Revolving Credit Facility, BNP has agreed to make available to Overland Financing B, LLC, a revolving loan facility in the maximum facility amount of $340 million from January 2, 2025 through March 31, 2025, a maximum facility amount of $330 million from April 1, 2025 through June 30, 2025, a maximum facility amount of $270 million from July 1, 2025 through September 30, 2025 and, if extended, a maximum facility amount of $175 million from October 1, 2025 through December 31, 2025. As of March 31, 2025, $139.0 million had been drawn under the BNP Credit Facility. See also “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

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

On December 19, 2024, the Company entered into a Macquarie Transaction that was collateralized by the Company’s term loan to CV Borrower, LLC. In accordance with ASC Topic 860, Transfers and Servicing, this Macquarie Transaction meets the criteria for a secured borrowing. Accordingly, the investment financed by the Macquarie Transaction remains on the Company’s Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “Secured Borrowings”). Interest under the secured borrowing agreement is calculated at the inception of each secured borrowing agreement, as the 3 month SOFR rate in effect, plus the applicable margin of 2.95%. On February 3, 2025, the Company repaid its obligation to Macquarie. See also “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

Off-Balance Sheet Arrangements

Our investment portfolio contains and is expected to continue to contain debt investments in the form of delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025, we held unfunded delayed draw term loans with a principal amount of $32.9 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

Valuation of Investments

The Company measures the value of its investments in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a hierarchical disclosure framework that ranks the observability of inputs used in measuring financial instruments at fair value. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3. Fair Value Measurements and Disclosures.”for a description of the hierarchy for fair value measurements and a description of the Company’s valuation procedures.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Investment transactions are recorded on the trade date. The Company measures net realized gains or losses using the specific identification method as the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation and depreciation, when gains or losses are realized.

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

Recent Developments

On May 1, 2025, the Company entered into a Form of Facility Increase, pursuant to which the maximum commitments under the SMTB Credit Facility (including the $100 million temporary increased commitment) increased from $200 million to $275 million. The maximum commitments under the SMTB Credit Facility are still scheduled to automatically decrease by $100 million on June 30, 2025, unless the Company and SMTB agree to further increase to the maximum commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. In addition, the MS Revolving Credit Facility, BNP Revolving Credit Facility and SMTB Credit Facility are subject to floating interest rates. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.” A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and

(iii) higher interest expense in connection with our credit facilities. Since the majority of the Company’s investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for Income-Based Fee as described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 4. Agreements and Related Party Transactions.”

The last several quarters have been marked by significant volatility in global markets, driven by inflation, elevated interest rates, slowing economic growth, increased tariffs, trade tensions, geopolitical conditions, and political and regulatory uncertainty. The Federal Reserve commenced raising interest rates in March 2022. In a high interest rate environment, the Company’s cost of funds increases, which could reduce its net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. The Federal Reserve left its benchmark rates steady in the first half of 2024, and reduced them in the second half of 2024, and has indicated that further cuts to benchmark rates will depend on better inflation reports. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in the Company’s net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that the Company earns on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with the Company’s borrowings.

As of March 31, 2025, all of the Company’s debt portfolio investments bore interest at variable rates, which are generally SOFR and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to interest rate floors. Further, the MS Revolving Credit Facility, BNP Revolving Credit Facility and SMTB Credit Facility bear interest at SOFR rates with no interest rate floors.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates to our loan portfolio and outstanding debt as of March 31, 2025, assuming no changes in our investment and borrowing structure.

($ in thousands)	Increase (Decrease) in	Increase (Decrease) in	Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 200 basis points	$17,283	$10,490	$6,793
Up 100 basis points	$8,641	$5,245	$3,396
Up 50 basis points	$4,321	$2,623	$1,698
Down 50 basis points	$(4,321)	$(2,623)	$(1,698)
Down 100 basis points	$(8,641)	$(5,245)	$(3,396)

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

Because the Company borrows money to make investments, its net investment income is dependent upon the difference between the rate at which it borrows funds and the rate at which it invests these funds as well as its level of leverage. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Company’s net investment income or net assets.

The Company may hedge against interest rate and foreign currency fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act and applicable commodities laws. While hedging activities may insulate the Company against adverse changes in interest rates and foreign currencies, they may also limit the Company’s ability to participate in the benefits of lower interest rates or higher exchange rates with respect to its portfolio of investments with fixed interest rates or investments denominated in foreign currencies. During the periods covered by this Quarterly Report on Form 10-Q, the Company did not engage in interest rate hedging activities or foreign currency derivatives hedging activities.

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently subject to any material pending legal proceedings. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. The Company’s business is also subject to extensive regulation, which may result in regulatory proceedings against it.

Item 1A. Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under the heading “Risk Factors” in the the Company's most recent Annual Report on Form 10-K, as may be amended and supplemented from time to time. Additional risks and uncertainties are not currently known to the Company or that it currently deems to be immaterial also may adversely affect its business, financial condition and/or operating results. During the fiscal quarter ended March 31, 2025 there were no material changes from the risk factors set forth in the Company’s most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of the Company's trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense condition of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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
10.1*

Third Amendment to Loan and Servicing Agreement, dated as of March 3, 2025, by and among Overland Financing MS, LLC, as the borrower, Overland Advantage, as the servicer and transferor, Morgan Stanley Bank, N.A. as lender and Morgan Stanley Senior Funding, Inc., as administrative agent.

10.2

Third Amendment to the Revolving Credit Agreement, dated as of March 26, 2025, by and among Overland Advantage, as the initial borrower, Overland Advantage Feeder Fund, L.P., as the guarantor, Overland Advantage Feeder Fund GP Ltd., as the general partner of the guarantor, Sumitomo Mitsui Trust Bank, Limited, New York Branch, as administrative agent, arranger and a lender, and NatWest Markets PLC, as a lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01698 filed on April 1, 2025).

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

Overland Advantage

Date: May 14, 2025	By:	/s/ Gavin R. Baiera
Name: Gavin R. Baiera
Title: Chief Executive Officer

Date: May 14, 2025	By:	/s/ Kimberly A. Terjanian
Name: Kimberly A. Terjanian
Title: Chief Financial Officer and Treasurer