Form 10-Q
period 2025-09-30
Overland Advantage
filed 2025-11-07
CIK 1965934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of September 30, 2025, the registrant had 26,248,778 shares of beneficial interest, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Overland Advantage

Consolidated Statements of Assets and Liabilities

(amounts in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,350,380 and $947,345, respectively)	$1,347,655	$947,637
Cash and cash equivalents	36,884	31,554
Interest receivable on investments	7,248	2,806
Deferred financing costs	2,198	3,732
Other assets	269	226
Prepaid insurance	83	287
Receivable for paydowns of investments	47	57
Deferred offering costs	—	1,657
Total Assets	$1,394,384	$987,956

Liabilities
Credit facilities	$514,000	$450,000
Term loan (net of unamortized deferred financing costs of $583 and $0, respectively)	199,417	—
Secured borrowings	—	18,000
Distribution payable	13,650	10,023
Interest payable	6,489	5,099
Payable to affiliates	3,851	4,412
Investment income incentive fee payable	2,385	592
Management fee payable	1,934	804
Payable for unsettled purchases	—	69,940
Accrued capital gains incentive fee	—	33
Total Liabilities	$741,726	$558,903

Commitments and contingencies (Note 8)

Net Assets
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 26,248,778 and 17,122,713 shares issued and outstanding, respectively	26	17
Paid-in-capital in excess of par value	654,826	428,267
Distributable earnings (loss)	(2,194)	769
Total Net Assets	$652,658	$429,053
Total Liabilities and Net Assets	$1,394,384	$987,956
Net asset value per share	$24.86	$25.06

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except share and per share data)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest income	$31,323	$9,058	$75,523	$12,451
Total investment income	31,323	9,058	75,523	12,451
Expenses
Interest and debt financing costs	11,047	4,006	28,600	4,785
Amortization of offering costs	—	1,192	1,657	1,905
Management fees	1,934	597	4,522	942
Investment income incentive fee	2,385	—	5,369	—
Capital gains incentive fee	—	—	(33)	—
Organizational expenses	—	—	—	33
Other general and administrative expenses	2,700	3,639	6,809	6,536
Professional fees	758	550	2,543	1,454
Trustees' fees	163	163	488	488
Total expenses	18,987	10,147	49,955	16,143

Less advisor expense support (Note 4)	(1,180)	(4,491)	(4,887)	(8,681)
Net expenses	17,807	5,656	45,068	7,462
Net investment income (loss)	13,516	3,402	30,455	4,989

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	12	4	(99)	4
Net realized gains (losses)	12	4	(99)	4
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	616	(382)	(3,016)	(2,547)
Net change in unrealized appreciation (depreciation)	616	(382)	(3,016)	(2,547)
Net realized and unrealized gain (loss)	628	(378)	(3,115)	(2,543)
Net increase (decrease) in net assets from operations	$14,144	$3,024	$27,340	$2,446

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Changes in Net Assets (Unaudited)

(amounts in thousands, except share and per share data)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net assets at beginning of period	$649,899	$193,422	$429,053	$10
Operations:
Net investment income (loss)	13,516	3,402	30,455	4,989
Net realized gains (losses)	12	4	(99)	4
Net change in unrealized appreciation (depreciation)	616	(382)	(3,016)	(2,547)
Net increase (decrease) in net assets from operations	14,144	3,024	27,340	2,446
Distributions to Shareholders:
Distributions from distributable earnings	(13,650)	—	(30,303)	—
Net increase (decrease) resulting from shareholder distributions	(13,650)	—	(30,303)	—
Capital share transactions:
Issuance of common shares	—	85,258	220,000	279,248
Reinvestment of shareholder distributions	2,265	—	6,568	—
Net increase (decrease) in net assets from capital transactions	2,265	85,258	226,568	279,248
Net increase (decrease) in net assets for the period	2,759	88,282	223,605	281,694
Net assets at end of period	$652,658	$281,704	$652,658	$281,704

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands, except share and per share data)

	For the nine months ended	For the nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$27,340	$2,446
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(1,145,887)	(529,773)
Proceeds from sales of investments and principal repayments	746,641	25,425
Payment-in-kind interest	(1,561)	—
Net realized (gains) losses on investments	99	(4)
Net change in unrealized (appreciation) depreciation	3,016	2,547
Net accretion of discount on investments	(2,326)	(135)
Amortization of deferred financing costs	2,151	685
Amortization of deferred offering costs	1,657	1,905
Changes in operating assets and liabilities:
(Increase) decrease in prepaid insurance	204	(369)
(Increase) decrease in other assets	(43)	(51)
(Increase) decrease in interest receivable on investments	(4,442)	(3,225)
(Increase) decrease in receivable for paydowns of investments	10	(154)
Increase (decrease) in investment income incentive fee payable	1,793	—
Increase (decrease) in accrued capital gains incentive fee	(33)	—
Increase (decrease) in management fee payable	1,130	597
Increase (decrease) in payable to affiliates (1)	(561)	(379)
Increase (decrease) in payable for unsettled purchases	(69,940)	17,216
Increase (decrease) in interest payable	1,390	3,400
Net cash provided by (used in) operating activities	(439,362)	(479,869)
Cash flows from financing activities:
Proceeds from issuance of common shares	220,000	279,248
Distributions paid	(20,108)	—
Deferred financing costs paid	(1,200)	(3,986)
Borrowings on credit facilities	823,500	300,000
Paydown on credit facilities	(559,500)	(75,000)
Repayment of secured borrowings	(78,000)	—
Proceeds from secured borrowings	60,000	—
Net cash provided by (used in) financing activities	444,692	500,262
Net increase (decrease) in cash and cash equivalents	5,330	20,393
Cash and cash equivalents, beginning of period	31,554	10
Cash and cash equivalents, end of period	$36,884	$20,403

Supplemental and Non-Cash Financing Activities
Accrued but unpaid deferred financing costs	$—	$300
Accrued but unpaid deferred offering costs	$—	$1,052
Cash paid during the period for interest	$25,034	$701
Distribution payable	$13,650	$—
Reinvestment of shareholder distributions	$6,568	$—
Reallocation of revolving credit facility	$200,000	$—

(1)
Increases in payable to affiliates is reduced by the accrued but unpaid deferred financing and offering costs.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2025

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Investments
Non-controlled/non-affiliated senior secured debt
Debt investments(4)(5)
Automobile Components
LS Group OpCo Acquisition LLC(7)(8)(14)	First lien senior secured term loan	SOFR + 2.50%	4/23/2031	$6,930	$6,964	$6,900	1.06%
Realtruck Group Inc(7)(14)	First lien senior secured term loan	SOFR + 3.75%	1/31/2028	7,876	7,893	7,107	1.09%
					14,857	14,007	2.15%
Building Products
Kodiak BP LLC(8)(14)	First lien senior secured term loan	SOFR + 3.75%	11/26/2031	4,533	4,559	4,506	0.69%
LBM Acquisition LLC(7)(14)	First lien senior secured term loan	SOFR + 3.75%	6/6/2031	6,435	6,403	6,269	0.96%
					10,962	10,775	1.65%
Commercial Services & Supplies
Advanced Technology Services Inc(6)(7)(14)	First lien senior secured term loan	SOFR + 5.00%	4/21/2031	66,218	65,267	65,225	9.99%
Advanced Technology Services Inc(6)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.00%	4/21/2031	—	(122)	(132)	(0.02)%
CI (MG) GROUP, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.50%	3/27/2030	47,314	46,641	46,735	7.16%
CI (MG) GROUP, LLC(6)(8)(12)	First lien senior secured delayed draw term loan	SOFR + 5.50%	3/27/2030	2,886	2,712	2,781	0.43%
CI (MG) GROUP, LLC(6)(8)(12)	First lien senior secured revolving loan	SOFR + 5.50%	3/27/2030	2,432	2,363	2,370	0.36%
Continental Cafe LLC(6)(7)(14)	First lien senior secured term loan	SOFR + 5.00%	12/31/2029	60,527	59,874	59,850	9.17%
Continental Cafe LLC(6)(7)(12)	First lien senior secured delayed draw term loan	SOFR + 5.00%	12/31/2029	12,727	12,511	12,431	1.90%
CoreLogic Inc(7)(14)	First lien senior secured term loan	SOFR + 3.50%	6/2/2028	7,877	7,835	7,869	1.21%
Power Services Group CR Acquisition, Inc.(6)(7)(14)	First lien senior secured term loan	SOFR + 5.00%	9/2/2030	29,925	29,495	29,476	4.52%
					226,576	226,605	34.72%
Communications Equipment
Delta Topco Inc(7)(8)(14)	First lien senior secured term loan	SOFR + 2.75%	11/30/2029	7,940	8,009	7,843	1.20%
					8,009	7,843	1.20%
Construction & Engineering
Oscar Acquisitionco LLC(8)(14)	First lien senior secured term loan	SOFR + 4.25%	4/29/2029	8,863	8,885	8,261	1.27%
					8,885	8,261	1.27%
Consumer Finance
Maxitransfers Blocker Corp(6)(7)(14)	Second lien senior secured term loan	SOFR + 7.00%	6/18/2030	49,625	48,739	49,085	7.52%
					48,739	49,085	7.52%

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2025

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Consumer Staples Distribution & Retail
Hand Family Companies Holdings, LLC(6)(8)	Unsecured term loan	SOFR + 9.00%	11/30/2030	13,951	13,683	13,677	2.10%
Hand Family Companies Holdings, LLC(6)(11)(12)	Unsecured delayed draw term loan	SOFR + 9.00%	11/30/2030	—	(263)	(279)	(0.04)%
Hand Family Companies Holdings, LLC(6)(11)(12)	Unsecured delayed draw term loan	SOFR + 9.00%	11/30/2030	—	(96)	(102)	(0.02)%
Sunset Distributing LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.75%	5/30/2030	52,735	51,724	51,684	7.92%
Sunset Distributing LLC(6)(8)	First lien senior secured delayed draw term loan	SOFR + 5.75%	5/30/2030	10,108	9,912	10,007	1.53%
Southern Crown Beverage Holdings, LLC(6)(7) (15)	Unsecured term loan	SOFR + 9.00%	5/2/2031	51,561	50,595	51,124	7.83%
					125,555	126,111	19.32%
Distributors
BCPE Empire Holdings Inc(7)(14)	First lien senior secured term loan	SOFR + 3.25%	12/11/2030	7,940	8,014	7,924	1.21%
					8,014	7,924	1.21%
Diversified Consumer Services
Mavis Tire Express Services Topco Corp(8)(14)	First lien senior secured term loan	SOFR + 3.00%	5/4/2028	7,940	8,010	7,935	1.22%
Wand NewCo 3 Inc(7)(14)	First lien senior secured term loan	SOFR + 2.50%	1/30/2031	4,754	4,794	4,735	0.73%
					12,804	12,670	1.95%
Diversified Financial Services
Boost Newco Borrower LLC(8)(14)	First lien senior secured term loan	SOFR + 2.00%	1/31/2031	5,955	5,999	5,958	0.91%
					5,999	5,958	0.91%
Electrical Utilities
WEC US Holdings Inc(7)(14)	First lien senior secured term loan	SOFR + 2.25%	1/27/2031	6,930	6,962	6,932	1.06%
					6,962	6,932	1.06%
Electronic Equipment
Emrld Borrower LP(8)(14)	First lien senior secured term loan	SOFR + 2.25%	5/31/2030	3,940	3,966	3,927	0.60%
Madison IAQ LLC(9)(14)	First lien senior secured term loan	SOFR + 2.50%	6/21/2028	5,923	5,952	5,925	0.91%
					9,918	9,852	1.51%
Energy Equipment & Services
Jones Industrial Holdings Inc(6)(8)(14)	First lien senior secured term loan	SOFR + 5.25%	5/2/2030	80,595	79,398	79,600	12.20%
Stark Tech Holdco, LLC(6)(7)(14)	First lien senior secured term loan	SOFR + 5.25%	5/13/2030	33,537	33,055	33,042	5.06%
Stark Tech Holdco, LLC(6)(7)(12)	First lien senior secured delayed draw term loan	SOFR + 5.25%	5/13/2030	20,793	20,439	20,587	3.15%
Stark Tech Holdco, LLC(6)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.25%	5/13/2030	—	(90)	(97)	(0.01)%
					132,802	133,132	20.40%

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2025

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Health Care Equipment & Supplies
Medline Borrower LP(7)(14)	First lien senior secured term loan	SOFR + 2.00%	10/23/2030	4,925	4,950	4,922	0.75%
					4,950	4,922	0.75%
Health Care Providers & Services
Examworks Bidco Inc(7)(14)	First lien senior secured term loan	SOFR + 2.75%	11/1/2028	6,929	6,958	6,941	1.06%
FFF Enterprises Inc(6)(7)(14)	First lien senior secured term loan	SOFR + 6.25%	12/12/2028	79,400	78,099	77,984	11.95%
Heartland Dental LLC(7)(14)	First lien senior secured term loan	SOFR + 3.75%	8/9/2032	8,865	8,908	8,845	1.36%
SGA Dental Partners OPCO, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.50%	7/17/2029	78,289	77,056	77,372	11.85%
SGA Dental Partners OPCO, LLC(6)(7)(8)	First lien senior secured delayed draw term loan	SOFR + 5.50%	7/17/2029	14,808	14,562	14,635	2.24%
Zelis Payments Buyer Inc(7)(14)	First lien senior secured term loan	SOFR + 3.25%	11/26/2031	7,940	7,908	7,936	1.22%
Zelis Payments Buyer Inc(7)(14)	First lien senior secured term loan	SOFR + 2.75%	9/28/2029	960	966	957	0.15%
					194,457	194,670	29.83%
Health Care Technology
AthenaHealth Group Inc(7)(14)	First lien senior secured term loan	SOFR + 2.75%	2/15/2029	6,912	6,928	6,895	1.06%
Project Ruby Ultimate Parent Corp(7)(14)	First lien senior secured term loan	SOFR + 2.75%	3/10/2028	7,960	8,026	7,961	1.22%
Waystar Technologies Inc(7)(13)(14)	First lien senior secured term loan	SOFR + 2.00%	10/22/2029	4,199	4,231	4,197	0.64%
					19,185	19,053	2.92%
Hotels, Restaurants & Leisure
Alterra Mountain Co(7)(14)	First lien senior secured term loan	SOFR + 2.50%	8/17/2028	3,994	4,038	3,993	0.61%
Caesars Entertainment Inc(7)(13)(14)	First lien senior secured term loan	SOFR + 2.25%	2/6/2031	5,910	5,945	5,890	0.90%
CV Borrower, LLC(6)(7)(10)(14)	First lien senior secured term loan	SOFR + 5.75%	8/30/2030	99,000	97,266	98,212	15.05%
Fertitta Entertainment LLC/NV(7)(14)	First lien senior secured term loan	SOFR + 3.25%	1/29/2029	6,893	6,929	6,881	1.06%
Light & Wonder International Inc(7)(13)(14)	First lien senior secured term loan	SOFR + 2.25%	4/14/2029	4,938	4,973	4,941	0.76%
					119,151	119,917	18.38%
Household Durables
Restoration Hardware Inc(7)(13)(14)	First lien senior secured term loan	SOFR + 2.50%	10/20/2028	7,877	7,787	7,657	1.17%
					7,787	7,657	1.17%
Household Products
VC GB Holdings I Corp(8)(14)	First lien senior secured term loan	SOFR + 3.50%	7/21/2028	7,877	7,904	7,853	1.20%
					7,904	7,853	1.20%
IT Services
Go Daddy Operating Co LLC(7)(13)(14)	First lien senior secured term loan	SOFR + 1.75%	11/9/2029	3,313	3,330	3,308	0.51%
					3,330	3,308	0.51%

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2025

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Machinery
Engineered Machinery Holdings Inc(8)(14)	First lien senior secured term loan	SOFR + 3.50%	5/19/2028	6,893	6,925	6,925	1.06%
					6,925	6,925	1.06%
Oil, Gas & Consumable Fuels
CQP Holdco LP(8)(13)(14)	First lien senior secured term loan	SOFR + 2.00%	12/31/2030	5,955	5,999	5,954	0.91%
Oryx Midstream Services Permian Basin LLC(7)(14)	First lien senior secured term loan	SOFR + 2.25%	10/5/2028	6,895	6,937	6,891	1.06%
					12,936	12,845	1.97%
Professional Services
Clover Holdings 2 LLC(7)(14)	First lien senior secured term loan	SOFR + 4.00%	12/9/2031	7,980	8,089	7,972	1.22%
OMNIA Partners LLC(8)(14)	First lien senior secured term loan	SOFR + 2.50%	7/25/2030	5,940	5,985	5,939	0.91%
					14,074	13,911	2.13%
Semiconductors & Semiconductor Equipment
MKS Inc(7)(13)(14)	First lien senior secured term loan	SOFR + 2.00%	8/17/2029	3,596	3,613	3,592	0.55%
					3,613	3,592	0.55%
Software
Diversis Tempo Holdco, LLC(6)(7)(14)	First lien senior secured term loan	SOFR + 6.25%	8/22/2031	75,000	74,093	74,084	11.35%
McAfee Corp(7)(14)	First lien senior secured term loan	SOFR + 3.00%	3/1/2029	6,930	6,968	6,607	1.01%
Project Boost Purchaser LLC(8)(14)	First lien senior secured term loan	SOFR + 2.75%	7/16/2031	7,940	8,012	7,915	1.21%
Skopima Consilio Parent LLC(7)(14)	First lien senior secured term loan	SOFR + 3.75%	5/15/2028	8,887	8,898	7,504	1.15%
UKG Inc(8)(14)	First lien senior secured term loan	SOFR + 2.50%	2/10/2031	5,940	5,983	5,932	0.91%
					103,954	102,042	15.63%
Specialty Retail
Great Outdoors Group LLC(7)(14)	First lien senior secured term loan	SOFR + 3.25%	1/23/2032	6,894	6,890	6,885	1.05%
PetSmart LLC(7)(14)	First lien senior secured term loan	SOFR + 4.00%	8/8/2032	7,897	7,898	7,769	1.19%
Recess Holdings Inc(8)(14)	First lien senior secured term loan	SOFR + 3.75%	2/20/2030	7,920	8,020	7,943	1.22%
					22,808	22,597	3.46%
Textiles, Apparel & Luxury Goods
ABG Intermediate Holdings 2 LLC(7)(14)	First lien senior secured term loan	SOFR + 2.25%	12/21/2028	5,910	5,955	5,895	0.90%
					5,955	5,895	0.90%
Trading Companies & Distributors
JF Acquisition LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.75%	6/18/2030	34,363	33,727	33,700	5.16%
JF Acquisition LLC(6)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.75%	6/18/2030	—	(91)	(64)	(0.01)%
JF Acquisition LLC(6)(11)(12)	First lien senior secured revolving loan	SOFR + 5.75%	6/18/2030	—	(75)	(79)	(0.01)%
					33,561	33,557	5.14%

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2025

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Water Utilities
USG AS Holdings, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.25%	6/11/2030	80,000	78,860	78,916	12.09%
					78,860	78,916	12.09%
Total Debt Investments					$1,259,532	$1,256,815	192.56%

U.S. Treasury Bill
U.S. Treasury Bill	—	3.89%	1/29/2026	92,000	$90,848	$90,840	13.92%
Total Investments					$1,350,380	$1,347,655	206.48%

Cash Equivalents
BlackRock Liquidity FedFund - Institutional	—	4.02%	—	29,677	$29,677	$29,677	4.55%

Total Investments and Cash Equivalents					$1,380,057	$1,377,332	211.03%

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
(7)
The interest rate on these investments is subject to one-month SOFR, which was 4.13% as of September 30, 2025.
(8)
The interest rate on these investments is subject to three-month SOFR, which was 3.98% as of September 30, 2025.
(9)
The interest rate on these investments is subject to six-month SOFR, which was 3.85% as of September 30, 2025.
(10)
The interest rate on these investments is subject to twelve-month SOFR, which was 3.66% as of September 30, 2025.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Position or portion thereof is an unfunded loan or equity commitment (see Note 8 “Commitments and Contingencies”).
(13)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2025, non-qualifying assets represented 2.5% of total assets as calculated in accordance with the regulatory requirements.
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

The Company consolidates the results of its wholly-owned financing subsidiaries, Overland Financing MS, LLC, Overland Financing DB, LLC, and Overland Financing B, LLC. There were no transactions by Overland Financing DB, LLC through September 30, 2025. All intercompany accounts and transactions have been eliminated in consolidation.

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

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s consolidated statements of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to each holder of the Company’s Common Shares (“Shareholders”) in the form of dividends, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2025, the Company earned $1,160 and $1,902, respectively, in PIK income representing 3.7% and 2.5% of total investment income, respectively.

Non-Accrual Loans

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. There were no loans on non-accrual status as of September 30, 2025.

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

Offering and Organizational Expenses

Organizational expenses are charged as incurred and include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its subsidiaries, their related documents of organization and the Company’s election to be regulated as a BDC. For the three and nine months ended September 30, 2025, the Company did not incur any organizational expenses. For the three and nine months ended September 30, 2024, organizational expenses incurred amounted to $0 and $33 respectively.

Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of the Company’s registration statement on Form 10 as well as the expenses of Centerbridge and Wells Fargo in negotiating and documenting other arrangements with the initial investors of the Company. Offering expenses of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. The Company started amortizing the deferred costs from the date of commencement of operations. For the three and nine months ended September 30, 2025, no offering costs were incurred. For the three and nine months ended September 30, 2024, offering costs of $— and $1,052, respectively, were incurred, all of which were capitalized and deferred. As of September 30, 2025 and December 31, 2024, the Company had approximately $0 and $1,657, respectively, of unamortized deferred offering costs.

The Company’s organizational and offering costs are the responsibility of the Company and have preliminarily been paid by an affiliate of the Advisor on the Company’s behalf. However, as discussed in Note 4, a portion of the Company’s expenses incurred through September 30, 2025 included on the Company’s consolidated statements of operations, including its organizational and offering costs, have been assumed by the Advisor pursuant to the Expense Support Agreement.

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

Professional Fees

Professional fees are expensed as incurred and include legal expenses, consulting fees, and audit and tax preparation fees. A portion of professional fees have been subject to reimbursement by the Company to the Advisor pursuant to the Expense Support Agreement. Refer to Note 4 for more information on the Expense Support Agreement.

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

The Company has adopted an “opt out” distribution reinvestment plan (“DRIP”), under which a Shareholder’s distributions would automatically be reinvested under the DRIP in additional whole and fractional shares, unless the Shareholder “opts out” of the DRIP, thereby electing to receive cash dividends. The Company uses newly issued Common Shares to implement the DRIP that are issued at a price per share equal to the most recent net asset value per share determined by the Advisor as the Company’s valuation designee in accordance with Rule 2a-5 under the 1940 Act.

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

The Company does not believe any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

Management Fee

The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the average value of the Company’s net assets as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter, excluding cash and cash equivalents. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases. No management fee will be charged on committed but undrawn Capital Commitments (as defined below). For the three months ended September 30, 2025 and 2024, the Management Fee was $1,934 and $597, respectively. For the nine months ended September 30, 2025 and 2024, the Management Fee was $4,522 and $942, respectively.

As of September 30, 2025 and December 31, 2024, $1,934 and $804, respectively, remained payable and is recorded in management fee payable on the consolidated statements of assets and liabilities.

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

For the three months ended September 30, 2025 and 2024, the investment income incentive fee was $2,385 and $0, respectively. For the nine months ended September 30, 2025 and 2024, the investment income incentive fee was $5,369,and $0, respectively.

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

For the three months ended September 30, 2025 and 2024, the capital gains incentive fee accrued was $0 and $0, respectively. For the nine months ended September 30, 2025 and 2024 the capital gains incentive fee accrued was $(33) and $0, respectively.

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

For the nine months ended September 30, 2025, the Company assigned the rights and obligations of two investments to a remote affiliate for aggregate proceeds of $40.1 million.

5.
Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	September 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt investments	$1,146,874	$1,143,310	$763,201	$763,520
Second lien senior secured debt investments	48,739	49,085	49,004	49,000
Unsecured debt investments	63,919	64,420	—	—
U.S. treasury bills	90,848	90,840	135,140	135,117
Total Investments	$1,350,380	$1,347,655	$947,345	$947,637

The industry composition of investments based on fair value consisted of the below as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

	September 30, 2025	December 31, 2024
Commercial Services & Supplies	18.0%	9.3%
Health Care Providers & Services	15.5	33.3
Energy Equipment & Services	10.6	—
Consumer Staples Distribution & Retail	10.0	—
Hotels, Restaurants & Leisure	9.5	15.0
Software	8.1	7.7
Water Utilities	6.3	—
Consumer Finance	3.9	6.0
Trading Companies & Distributors	2.7	—
Specialty Retail	1.8	2.8
Health Care Technology	1.5	3.0
Automobile Components	1.1	1.8
Professional Services	1.1	1.7
Oil, Gas & Consumable Fuels	1.0	1.6
Diversified Consumer Services	1.0	1.6
Building Products	0.9	2.1
Electrical Equipment	0.8	1.2
Construction & Engineering	0.7	1.1
Distributors	0.6	1.0
Household Products	0.6	1.0
Communications Equipment	0.6	1.0
Household Durables	0.6	1.0
Electric Utilities	0.6	0.9
Machinery	0.5	0.9
Diversified Financial Services	0.5	0.8
Textiles, Apparel & Luxury Goods	0.5	0.7
Health Care Equipment & Supplies	0.4	0.6
Semiconductors & Semiconductor Equipment	0.3	0.5
IT Services	0.3	0.4
Construction Materials	—	1.2
Chemicals	—	0.9
Transportation Infrastructure	—	0.7
Pharmaceuticals	—	0.2
Total	100%	100%

The geographic composition of investments at amortized cost and on fair value consisted of the below as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

September 30, 2025
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$1,259,532	$1,256,815	100%	193%
Total	$1,259,532	$1,256,815	100%	193%

December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$812,205	$812,520	100%	189%
Total	$812,205	$812,520	100%	189%

6.
Fair Value Measurements

The following tables present the fair value hierarchy of cash equivalents and investments as of the following periods:

	Fair Value Hierarchy as of September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Investments:
First lien senior secured debt investments	$—	$274,993	$868,317	$1,143,310
Second lien senior secured debt investments	—	—	49,085	49,085
Unsecured debt investments	—	—	64,420	64,420
U.S. treasury bill	90,840	—	—	90,840
Cash equivalents	29,677	—	—	29,677
Total cash equivalents and investments at fair value	$120,517	$274,993	$981,822	$1,377,332

	Fair Value Hierarchy as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Investments:
First lien senior secured debt investments	$—	$368,314	$395,206	$763,520
Second lien senior secured debt investments	—	—	49,000	49,000
U.S. treasury bill	135,117	—	—	135,117
Cash equivalents	26,055	—	—	26,055
Total cash equivalents and investments at fair value	$161,172	$368,314	$444,206	$973,692

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	For the Three Months Ended September 30, 2025
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Unsecured debt investments	Total
Fair value, beginning of period	$755,533	$48,765	$62,666	$866,964
Purchases of investments, net	143,436	—	—	143,436
Payment-in-kind	—	—	1,178	1,178
Proceeds from investments, net	(31,782)	(125)	—	(31,907)
Net change in unrealized appreciation (depreciation)	326	422	533	1,281
Net realized gains (losses)	—	—	—	—
Net amortization/accretion of premium/discount on investments	804	23	43	870
Transfers between investment types	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$868,317	$49,085	$64,420	$981,822
Net change in unrealized appreciation (depreciation) still held at September 30, 2025	$600	$422	$533	$1,555

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

	For the Three Months Ended September 30, 2024
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Unsecured debt investments	Total
Fair value, beginning of period	$48,250	$—	$—	$48,250
Purchases of investments, net	179,930	—	—	179,930
Payment-in-kind	—	—	—	—
Proceeds from investments, net	(12,105)	—	—	(12,105)
Net change in unrealized appreciation (depreciation)	27	—	—	27
Net realized gains (losses)	4	—	—	4
Net amortization/accretion of premium/discount on investments	189	—	—	189
Transfers between investment types	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$216,295	$—	$—	$216,295
Net change in unrealized appreciation (depreciation) still held at September 30, 2024	$27	$—	$—	$27

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

	For the Nine Months Ended September 30, 2025
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Unsecured debt investments	Total
Fair value, beginning of period	$395,206	$49,000	$—	$444,206
Purchases of investments, net	619,997	—	62,291	682,288
Payment-in-kind	—	—	1,561	1,561
Proceeds from investments, net	(149,359)	(376)	—	(149,735)
Net change in unrealized appreciation (depreciation)	73	351	500	924
Net realized gains (losses)	(13)	—	—	(13)
Net amortization/accretion of premium/discount on investments	2,413	110	68	2,591
Transfers between investment types	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$868,317	$49,085	$64,420	$981,822
Net change in unrealized appreciation (depreciation) still held at September 30, 2025	$556	$351	$500	$1,407

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

	For the Nine Months Ended September 30, 2024
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Unsecured debt investments	Total
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments, net	228,180	—	—	228,180
Payment-in-kind	—	—	—	—
Proceeds from investments, net	(12,105)	—	—	(12,105)
Net change in unrealized appreciation (depreciation)	23	—	—	23
Net realized gains (losses)	4	—	—	4
Net amortization/accretion of premium/discount on investments	193	—	—	193
Transfers between investment types	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$216,295	$—	$—	$216,295
Net change in unrealized appreciation (depreciation) still held at September 30, 2024	$23	$—	$—	$23

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

	As of September 30, 2025
				Range
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First lien senior secured debt investments	$764,757	Yield Analysis	Discount Rate	9.1%	10.9%	9.8%
First lien senior secured debt investments	103,560	Recent Transaction	Transaction Price	98.5%	98.8%	98.7%
Second lien senior secured debt investments	49,085	Yield Analysis	Discount Rate	11.3%	11.3%	11.3%
Unsecured debt investments	64,420	Yield Analysis	Discount Rate	12.9%	13.7%	13.1%
Total	$981,822

	As of December 31, 2024
				Range
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First lien senior secured debt investments	$256,749	Yield Analysis	Discount Rate	10.4%	12.3%	10.9%
First lien senior secured debt investments	138,457	Recent Transaction	Transaction Price	98.0%	98.8%	98.3%
Second lien senior secured debt investments	49,000	Recent Transaction	Transaction Price	98.0%	98.0%	98.0%
Total	$444,206

The significant unobservable inputs used in the fair value measurement of the Company’s investments are discount rates and transaction prices. Significant increases (decreases) in discount rates in isolation would result in significant decreases (increases) in fair value measurement. Significant increases (decreases) in transaction prices in isolation would result in significant increases (decreases) in fair value measurement.

7.
Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 191.3% and 191.7%, respectively. Also, as of September 30, 2025, the Company was in compliance with all covenants and other requirements of the MS Revolving Credit Facility, SMTB Credit Facility, SMTB Term Loan, BNP Revolving Credit Facility, as well as the December 2024 Secured Borrowing and the June 2025 Secured Borrowing (together with the December 2024 Secured Borrowing, the “Secured Borrowings”) (each as defined below). The Company’s debt obligations are recorded at carrying value, which approximates fair value.

The below tables present the Company’s outstanding debt obligations as of the following periods:

	September 30, 2025
	Aggregate Principal	Outstanding	Net Carrying	Unused
($ in thousands)	Committed	Principal	Value	Portion(1)
MS Revolving Credit Facility	$300,000	$195,000	$195,000	$105,000
SMTB Credit Facility	200,000	180,000	180,000	20,000
SMTB Term Loan (2)	200,000	200,000	199,417	—
BNP Revolving Credit Facility (3)	215,000	139,000	139,000	76,000
Total Borrowings	$915,000	$714,000	$713,417	$201,000

(1)
The unused portion is the amount upon which unused fees are based, if any.
(2)
Carrying value is net of unamortized deferred financing costs of $583.
(3)
Effective October 1, 2025, the aggregate principal committed was reduced to $139 million.

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

As of September 30, 2025 and December 31, 2024, the Company had $195 million and $300 million, respectively, in outstanding borrowings under the MS Revolving Credit Facility.

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

As of September 30, 2025, the Company had recorded $3,339 of cumulative deferred financing costs in connection with the MS Revolving Credit Facility.

The components of interest expense related to the MS Revolving Credit Facility for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stated interest expense	$3,265	$3,059	$10,456	$3,059
Unused/undrawn fees	134	164	334	543
Amortization of deferred financing costs	291	290	862	577
Administration fees	115	115	341	228
Total interest and debt financing costs	$3,805	$3,628	$11,993	$4,407
Average stated interest rate	6.55%	6.44%	6.52%	3.24%
Average borrowings	$195,000	$171,739	$211,923	$86,339

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

On August 13, 2025, $200 million of the $400 million maximum commitments under the SMTB Credit Facility were reallocated to a new term loan tranche, leaving a maximum commitment of $200 million (the “Fifth Amendment”).

On October 30, 2025, the Company entered into a sixth amendment to the SMTB Credit Facility (the “Sixth Amendment”), which, among other things, incorporated a new $500 million uncommitted tranche and amended certain terms, including the applicable margin and the maturity date.

As amended on October 30, 2025, the SMTB Credit Facility will mature on April 29, 2027, subject to two one-year extensions at the option of the Company with the consent of the lenders. Under the SMTB Credit Facility, the Company is permitted to borrow up to the lesser of the maximum commitment amount and the Borrowing Base.

As of September 30, 2025 and December 31, 2024, the Company had $180 million and $150 million, respectively, in outstanding borrowings under the SMTB Credit Facility.

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

As amended on October 30, 2025, the SMTB Credit Facility bears interest at a rate of either (i) one- or three-month term SOFR plus an applicable margin of 1.75% per annum or (ii) an alternate base rate (which is the highest of the federal funds rate plus 0.50%, the prime rate and one month term SOFR plus 1.00%) plus an applicable margin of 0.75% per annum. The Company may elect either the term SOFR or alternate base rate at the time of drawdown, and loans may be converted from one rate to another at the Company’s option, subject to certain conditions.

As of September 30, 2025, the Company had recorded $2,286 of cumulative deferred financing costs in connection with the SMTB Credit Facility.

The components of interest expense related to the SMTB Credit Facility for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stated interest expense	$2,891	$219	$7,477	$219
Unused/undrawn fees	88	50	230	50
Amortization of deferred financing costs	276	109	771	109
Administration fees	—	—	—	—
Total interest and debt financing costs	$3,255	$378	$8,478	$378
Average stated interest rate	6.58%	6.05%	6.61%	6.05%
Average borrowings	$169,972	$12,410	$148,298	$12,410

SMTB Term Loan

On August 13, 2025, the Company entered into the Fifth Amendment to the SMTB Credit Facility. Among other things, the Fifth Amendment incorporated term loan tranche mechanics and reallocated $200 million of the $400 million maximum commitment under the SMTB Credit Facility to a new term loan tranche (the “SMTB Term Loan”). The Company has the option under the SMTB Credit Facility to increase the aggregate maximum commitment to up to $700 million, and allocate between the SMTB Term Loan and the SMTB Credit Facility at the Company’s discretion. On October 30, 2025, certain terms, including the applicable margin and the maturity date, in the SMTB Term Loan were amended (the “Sixth Amendment”).

As amended on October 30, 2025, the SMTB Term Loan will mature on April 29, 2027, subject to two one-year extensions at the option of the Company with the consent of the lenders. Under the SMTB Term Loan, the Company is permitted to borrow up to the lesser of the maximum commitment amount and the Borrowing Base.

As of September 30, 2025 and December 31, 2024, the Company had $200 million and $0 million, respectively, in outstanding borrowings under the SMTB Term Loan.

As amended on October 30, 2025, the SMTB Term Loan bears interest at a rate of one-month term SOFR plus an applicable margin of 1.60% per annum, payable monthly, beginning September 15, 2025.

As of September 30, 2025, the Company had recorded $676 of cumulative deferred financing costs in connection with the SMTB Term Loan.

The components of interest expense related to the SMTB Term Loan for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stated interest expense	$1,629	$—	$1,629	$—
Amortization of deferred financing costs	95	—	95	—
Total interest and debt financing costs	$1,724	$—	$1,724	$—
Average stated interest rate	6.24%	0.00%	6.24%	0.00%

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

Under the BNP Revolving Credit Facility, BNP has agreed to make available to Overland Financing B, LLC, a revolving loan facility in the maximum facility amount of $340 million from January 2, 2025 through March 31, 2025, a maximum facility amount of $330 million from April 1, 2025 through June 30, 2025, a maximum facility amount of $270 million from July 1, 2025 through September 30, 2025 and, as extended, a maximum facility amount of $139 million from October 1, 2025 through December 31, 2025.

On September 26, 2025, the BNP Revolving Credit Facility was amended to extend the maturity date to December 31, 2025 and other conforming changes.

As of September 30, 2025 and December 31, 2024, the Company had $139 million and $0 million, respectively, in outstanding borrowings under the BNP Revolving Credit Facility.

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

As of September 30, 2025, the Company had recorded $429 of cumulative deferred financing costs in connection with the BNP Revolving Credit Facility.

The components of interest expense related to the BNP Revolving Credit Facility for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stated interest expense	$2,041	$—	$5,164	$—
Unused/undrawn fees	58	—	422	—
Amortization of deferred financing costs	140	—	423	—
Administration fees	—	—	—	—
Total interest and debt financing costs	$2,239	$—	$6,009	$—
Average stated interest rate	5.75%	0.00%	5.74%	0.00%
Average borrowings	$139,000	$—	$119,033	$—

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

On June 10, 2025, the Company entered into a Macquarie Transaction that was collateralized by the Company’s term loans to CV Borrower, LLC and SGA Dental Partners OPCO, LLC. In accordance with ASC Topic 860, Transfers and Servicing, this Macquarie Transaction meets the criteria for a secured borrowing. Accordingly, the investment financed by the Macquarie Transaction remains on the Company’s Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “June 2025 Secured Borrowing” and together with the December 2024 Secured Borrowing, the “Secured Borrowings”). Interest under the June 2025 Secured Borrowing was calculated as the interpolated one and a half month term SOFR rate in effect at the time of the borrowing, plus the applicable margin of 2.95%. On July 3, 2025, the Company repaid its June 2025 Secured Borrowing obligation to Macquarie.

As of September 30, 2025 and December 31, 2024, the Company had $0 and $18 million, respectively, of outstanding Secured Borrowings.

The amount of interest expense incurred related to the Secured Borrowings for the three and nine months ended September 30, 2025 was $24 and $394, respectively. No interest expense was incurred related to the Secured Borrowings for the three and nine months ended September 30, 2024.

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

The Company and the Advisor have entered into an Expense Support Agreement. The Company may be obligated to make a Reimbursement Payment to the Advisor for such expenses through September 30, 2028. As of September 30, 2025, the Company did not have an obligation to repay expense support to the Advisor and did not record a liability on the consolidated statements of assets and liabilities. Refer to Note 4 for more information on the Expense Support Agreement.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company’s inception:

For the Period Ended	Expense Payments by Advisor	Reimbursement Payments to Advisor	Unreimbursed Expense Payable
December 31, 2023	$3,933	$—	$3,933
March 31, 2024	885	—	885
June 30, 2024	3,305	—	3,305
September 30, 2024	4,491	—	4,491
December 31, 2024	225	—	225
March 31, 2025	2,634	—	2,634
June 30, 2025	1,074	—	1,074
September 30, 2025	1,180	—	1,180
Total	$17,727	$—	$17,727

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

The Company had the following outstanding commitments to investments as of the following period:

($ in thousands) Portfolio Company	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of September 30, 2025(1)
Advanced Technology Services Inc	Delayed Draw Term Loan	12/31/2026	$8,782	$(132)
CI (MG) GROUP, LLC	Delayed Draw Term Loan	3/27/2027	19,409	(91)
CI (MG) GROUP, LLC	Revolving Term Loan	3/27/2030	2,635	(32)
Continental Cafe LLC	Delayed Draw Term Loan	12/19/2026	13,788	(154)
Hand Family Companies Holdings, LLC	Delayed Draw Term Loan	5/30/2027	13,951	(279)
Hand Family Companies Holdings, LLC	Delayed Draw Term Loan	5/30/2027	5,115	(102)
JF Acquisition LLC	Delayed Draw Term Loan	6/18/2027	6,419	(64)
JF Acquisition LLC	Revolving Term Loan	6/18/2030	3,971	(79)
Stark Tech Holdco, LLC	Delayed Draw Term Loan	5/13/2027	7,603	(55)
Stark Tech Holdco, LLC	Delayed Draw Term Loan	5/13/2027	12,931	(97)
Total Unfunded Portfolio Company Commitments			$94,604	$(1,085)

(1)
The negative fair value is the result of the capitalized discount on the loan.

($ in thousands) Portfolio Company	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of December 31, 2024(1)
Continental Cafe LLC	Delayed Draw Term Loan	12/19/2026	$26,515	$(166)
SGA Dental Partners OPCO, LLC	Delayed Draw Term Loan	1/17/2026	8,609	(86)
Total Unfunded Portfolio Company Commitments			$35,124	$(252)

(1)
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

The Company is authorized to issue an unlimited number of Common Shares. As of September 30, 2025, the Company had issued 26,248,778 shares and all are outstanding. Also, as of September 30, 2025, the Company had executed subscription agreements for approximately $2.1 billion of Capital Commitments (of which approximately $1.4 billion remained unfunded as of September 30, 2025).

The following table summarizes the total shares issued and aggregate offering proceeds related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreement as of September 30, 2025.

($ in thousands, except shares)	Number of	Aggregate
Share Issuance Date	Shares Issued	Offering Proceeds
20-Dec-23	400	$10
7-May-24	7,759,600	193,990
1-Jul-24	411,547	10,258
30-Sep-24	2,964,947	75,000
31-Dec-24	5,986,219	150,000
31-Jan-25(1)	96,386	2,432
31-Mar-25	2,021,308	50,000
30-Apr-25(1)	75,416	1,871
30-Jun-25	6,842,467	170,000
31-Jul-25(1)	90,488	2,265
Total	26,248,778	$655,826
(1)
Shares were issued to Shareholders participating in the Company’s DRIP.

Distributions

The following table presents distributions that were declared and payable for three and nine months ended September 30, 2025:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 28, 2025	March 28, 2025	April 30, 2025	$0.44	$7,576
June 27, 2025	June 27, 2025	July 31, 2025	$0.47	$9,077
September 26, 2025	September 29, 2025	October 31, 2025	$0.52	$13,650
Total			$1.43	$30,303

For the three and nine months ended September 30, 2024, the Company did not declare any distributions.

Distribution Reinvestment

The Company has adopted an “opt out” distribution reinvestment plan (“DRIP”), under which a Shareholder’s distributions would automatically be reinvested under the DRIP in additional whole and fractional shares, unless the Shareholder “opts out” of the DRIP, thereby electing to receive cash dividends. The Company uses newly issued Common Shares to implement the DRIP that are issued at a price per share equal to the most recent net asset value per share determined by the Advisor as the Company’s valuation designee in accordance with Rule 2a-5 under the 1940 Act.

The following table presents the shares distributed pursuant to the Company’s DRIP for the three and nine months ended September 30, 2025:

($ in thousands, except shares)
Date Declared	Record Date	Payment Date	DRIP Shares Issued	DRIP Shares Value
December 19, 2024	December 30, 2024	January 31, 2025	96,386	$2,432
March 28, 2025	March 28, 2025	April 30, 2025	75,416	$1,871
June 27, 2025	June 27, 2025	July 31, 2025	90,488	$2,265

For the three and nine months ended September 30, 2024, the Company did not distribute any shares pursuant to the Company’s DRIP.

10.
Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the three and nine months ended September 30, 2025 and September 30, 2024:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
($ in thousands, except shares and per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net increase (decrease) in net assets from operations	$14,144	$3,024	$27,340	$2,446
Weighted average shares outstanding	26,219,271	8,203,774	20,964,897	4,312,402
Earnings per share	$0.54	$0.37	$1.30	$0.57

11.
Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2025 and September 30, 2024:

	For the nine months ended	For the nine months ended
($ in thousands, except share and per share data)	September 30, 2025	September 30, 2024
Per Share Data:(1)
Net assets, beginning of period	$25.06	$25.00
Net investment income	1.45	1.16
Net realized gains (losses) and change in unrealized appreciation (depreciation) (2)	(0.22)	(0.86)
Net increase (decrease) in net assets from operations	1.23	0.30
Distributions declared from net investment income (3)	(1.43)	—
Total increase (decrease) in net assets	(0.20)	0.30
Net assets, end of period	$24.86	$25.30
Shares outstanding, end of period	26,248,778	11,136,494
Total return based on NAV (4)	5.03%	1.20%

Ratios:
Expenses before expense support to average net assets (5)	12.37%	29.10%
Expenses after expense support to average net assets (5)	11.03%	12.82%
Net investment income to average net assets (5)	8.36%	15.88%
Incentive fees to average net assets (5)	1.02%	—
Portfolio turnover rate (6)	64.31%	7.70%

Supplemental Data:
Net assets, end of period	$652,658	$281,704
Total capital commitments, end of period	$2,060,000	$2,060,000
Ratios of total contributed capital to total committed capital, end of period	31.52%	13.56%
Average debt outstanding	$520,481	$91,967
Asset coverage ratio (7)	191.33%	225.19%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.

(2)
For the nine months ended September 30, 2025 and September 30, 2024, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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
(5)
Operating expenses may vary in the future based on the amount of capital raised, the Advisor’s election to continue expense support, and other unpredictable variables. The ratios reflect annualized amounts, except for organization costs, amortization of offering costs, and incentive fees.
(6)
Portfolio turnover rate is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported. For the nine months ended September 30, 2024, average invested assets at fair value is being calculated from commencement of operations.
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

13.
Subsequent Events

There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2025.

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

Portfolio and Investment Activity

Our portfolio and investment activity during the following periods (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Investments funded	$143,435	$179,929
Investments sold	(5,925)	(12,067)
Net activity before investment repayments	137,510	167,862
Investment repayments	(34,191)	(10,356)
Net investment activity	$103,319	$157,506

Portfolio companies at beginning of period	58	46
Number of new portfolio companies	2	2
Number of exited portfolio companies	(2)	—
Portfolio companies at end of period	58	48

Our portfolio composition and weighted average yields as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	September 30, 2025	December 31, 2024
Portfolio composition, at fair value:
First lien senior secured debt	$1,143,310	$763,520
Second lien senior secured debt	49,085	49,000
Unsecured debt investments	64,420	—
Total Portfolio	$1,256,815	$812,520
Weighted average yields, at amortized cost(1):
First lien senior secured debt	9.35%	9.31%
Second lien senior secured debt	11.54%	11.50%
Unsecured debt investments	13.74%	0.00%
Total Portfolio	9.65%	9.44%

(1)
Exclusive of investments on non-accrual status. As of September 30, 2025 and December 31, 2024 there were no investments on non-accrual status.

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

The following table shows the investment ratings of the investments in our portfolio (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	September 30, 2025		December 31, 2024
Credit Rating	Fair value	% of Portfolio	Fair value	% of Portfolio
1	$—	—%	$—	—%
2	1,171,127	93.2	812,520	100
3	85,688	6.8	—	—
4	—	—	—	—
5	—	—	—	—
Total Fair Value	$1,256,815	100%	$812,520	100%

Results of Operations

The Company commenced investment operations on May 7, 2024.

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Total investment income	$31,323	$9,058	$75,523	$12,451
Net expenses	17,807	5,656	45,068	7,462
Net investment income (loss)	13,516	3,402	30,455	4,989
Net realized gain (loss)	12	4	(99)	4
Net unrealized appreciation (depreciation)	616	(382)	(3,016)	(2,547)
Net increase (decrease) in net assets resulting from operations	$14,144	$3,024	$27,340	$2,446

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the following periods:

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Investment Income
Interest income	$31,323	$9,058	$75,523	$12,451
Total Investment Income	$31,323	$9,058	$75,523	$12,451

For the three months ended September 30, 2025, total investment income increased to $31.3 million from $9.1 million for the three months ended September 30, 2024 driven by our continued deployment of capital. The size of our investment portfolio at fair value, excluding the Company’s investment in U.S. Treasury Bills, was $1,256.8 million at September 30, 2025 and the weighted average yield on the debt and income producing portfolio at amortized cost was 9.65%.

For the nine months ended September 30, 2025, total investment income increased to $75.5 million from $12.5 million for the nine months ended September 30, 2024 driven by our continued deployment of capital. The size of our investment portfolio at fair value, excluding the Company’s investment in U.S. Treasury Bills, was $1,256.8 million at September 30, 2025 and the weighted average yield on the debt and income producing portfolio at amortized cost was 9.65%.

Expenses

Expenses for the following periods:

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Interest and debt financing costs	$11,047	$4,006	$28,600	$4,785
Amortization of offering costs	—	1,192	1,657	1,905
Management fee	1,934	597	4,522	942
Investment income incentive fee	2,385	—	5,369	—
Capital gains incentive fee	—	—	(33)	—
Organizational expense	—	—	—	33
Other general and administrative expenses	2,700	3,639	6,809	6,536
Professional fees	758	550	2,543	1,454
Trustees' fees	163	163	488	488
Total expenses	$18,987	$10,147	$49,955	$16,143
Advisor expense support	(1,180)	(4,491)	(4,887)	(8,681)
Net Expenses	$17,807	$5,656	$45,068	$7,462

Net expenses for the three months ended September 30, 2025 increased to $17.8 million from $5.7 million for the three months ended September 30, 2024. The increase was driven by the interest on outstanding borrowings, unused and administrative fees and amortization of deferred debt costs. Furthermore, the Company received $17.7 million (since inception) in expense support from the Advisor (as described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 4. Agreements and Related Party Transactions.”). Such expenses may be subject to reimbursement from the Company in the future.

Net expenses for the nine months ended September 30, 2025 increased to $45.1 million from $7.5 million for the nine months ended September 30, 2024. The increase was primarily attributable to interest and other debt expenses, which were driven by the interest on outstanding borrowings, unused and administrative fees and amortization of deferred debt costs. Furthermore, the Company received $17.7 million (since inception) in expense support from the Advisor (as described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 4. Agreements and Related Party Transactions.”). Such expenses may be subject to reimbursement from the Company in the future.

Financial Condition, Liquidity and Capital Resources

The Company generates cash from (i) future offerings of the Company’s Common Shares or preferred shares, (ii) cash flows from operations and (iii) borrowings from banks or other lenders, including under the revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding Inc. (“MS”), the revolving credit facility (the “SMTB Credit Facility”) and the term loan (the “SMTB Term Loan”) with Sumitomo Mitsui Trust Bank, Limited, New York Branch (“SMTB”), and the revolving credit facility (the “BNP Credit Facility”) with BNP Paribas SA (“BNP”) as described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.” The Company will seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, the Company cannot commit to do so. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

The Company’s primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Advisor), (iii) debt service of any borrowings and (iv) cash distributions to the holders of the Company’s shares.

Equity Activity

On December 20, 2023, an affiliate of the Advisor contributed $10,000 ($25 per share) of capital to the Company in exchange for 400 shares of the Common Shares. In addition, as of September 30, 2025, the Company had executed subscription agreements for approximately $2.1 billion of Capital Commitments (as of which $1.4 billion remains unfunded as of September 30, 2025). On May 7, 2024, the Company had its initial closing and received capital contributions of approximately $194 million. On March 31, 2025, the Company received capital contributions of approximately $50 million. On June 30, 2025, the Company received capital contributions of approximately $170 million.

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

On February 22, 2024, the Company, through its wholly-owned financing subsidiary Overland Financing MS, LLC, entered into the MS Revolving Credit Facility. Under the MS Revolving Credit Facility, MS has agreed to make available to Overland Financing MS, LLC a revolving loan facility in the maximum principal amount of up to $300 million. On June 6, 2024 and November 15, 2024 certain terms, including the applicable margins, in the MS Revolving Credit Facility were amended. As of September 30, 2025, $195 million had been drawn under the MS Revolving Credit Facility. See also “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

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

On December 9, 2024, certain terms, including the maximum commitments, in the SMTB Credit Facility were amended. Among other things, the First Amendment temporarily increased the maximum commitments under the SMTB Credit Facility from $100 million to $200 million until March 31, 2025, after which the maximum commitments under the SMTB Credit Facility will be automatically reduced to $100 million. As of December 31, 2024, $150 million had been drawn under the SMTB Credit Facility. On February 14, 2025, certain terms, including the applicable margin, in the SMTB Credit Facility were amended. On March 26, 2025, the scheduled reduction date on the $100 million temporary increased commitment was extended from March 31, 2025 to June 30, 2025. On May 1, 2025, the Company entered into a Form of Facility Increase, pursuant to which the maximum commitments under the SMTB Credit Facility (including the $100 million temporary increased commitment) increased from $200 million to $275 million. On June 27, 2025, the maximum commitments under the SMTB Credit Facility were permanently increased to $400 million (the “Fourth Amendment”).

On August 13, 2025, the Company entered into an amendment (the “Fifth Amendment”) to the SMTB Credit Facility. Among other things, the Fifth Amendment incorporated term loan tranche mechanics and reallocated $200 million of the $400 million maximum commitment under the SMTB Credit Facility to the SMTB Term Loan. The Company has the option under the SMTB Credit Facility to increase the aggregate maximum commitment to up to $700 million, and allocate between the SMTB Term Loan and the SMTB Credit Facility at the Company’s discretion. The Fifth Amendment also added a new applicable margin for the term loan tranche at 195 basis points (1.95%), keeping the applicable margin for the revolving loan tranche the same at 225 basis points (2.25%). As of September 30, 2025, $180 million had been drawn under the SMTB Credit Facility and $200 million was outstanding under the SMTB Term Loan. See also “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

On December 17, 2024, the Company, through its wholly-owned financing subsidiary Overland Financing B, LLC, entered into the BNP Revolving Credit Facility. Under the BNP Revolving Credit Facility, BNP has agreed to make available to Overland Financing B, LLC, a revolving loan facility in the maximum facility amount of $340 million from January 2, 2025 through March 31, 2025, a maximum facility amount of $330 million from April 1, 2025 through June 30, 2025, a maximum facility amount of $270 million from July 1, 2025 through September 30, 2025 and, as extended, a maximum facility amount of $139 million from October 1, 2025 through December 31, 2025. On September 26, 2025, the BNP Revolving Credit Facility was amended to extend the maturity date to December 31, 2025 and other conforming changes. As of September 30, 2025, $139 million had been drawn under the BNP Revolving Credit Facility. See also “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

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

Off-Balance Sheet Arrangements

Our investment portfolio contains and is expected to continue to contain debt investments in the form of delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025, we held unfunded delayed draw term loans with a principal amount of $94.6 million.

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

Recent Developments

On October 30, 2025, the Company entered into a sixth amendment to the SMTB Credit Facility and the SMTB Term Loan (the “Sixth Amendment”), which, among other things, incorporated a new $500 million uncommitted tranche for an aggregate facility size of $900 million, amended the maturity date to April 29, 2027, and amended the applicable margin on the SMTB Credit Facility to 1.75% and on the SMTB Term Loan to 1.60%.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. In addition, the MS Revolving Credit Facility, BNP Revolving Credit Facility, SMTB Credit Facility and SMTB Term Loan are subject to floating interest rates. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.” A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of the Company’s investments consist of floating rating investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for Income-Based Fee as described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 4. Agreements and Related Party Transactions.”

The last several quarters have been marked by significant volatility in global markets, driven by inflation, elevated interest rates, slowing economic growth, increased tariffs, trade tensions, geopolitical conditions, and political and regulatory uncertainty. The Federal Reserve commenced raising interest rates in March 2022. In a high interest rate environment, the Company’s cost of funds increases, which could reduce its net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. The Federal Reserve held interest rates steady in the first half of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. In September 2025, the Federal Reserve implemented an additional 25-basis-point reduction in the federal funds rate to support ongoing economic growth. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in the Company’s net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that the Company earns on any portfolio investments, a decrease in our operating expenses, or a decrease in the interest rate associated with the Company’s borrowings.

As of September 30, 2025, all of the Company’s debt portfolio investments bore interest at variable rates, which are generally SOFR and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to interest rate floors. Further, the MS Revolving Credit Facility, BNP Revolving Credit Facility, SMTB Credit Facility, SMTB Term Loan and the Secured Borrowings bear interest at SOFR rates with no interest rate floors.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates to our loan portfolio and outstanding debt as of September 30, 2025, assuming no changes in our investment and borrowing structure.

($ in thousands)	Increase (Decrease) in	Increase (Decrease) in	Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 200 basis points	$25,494	$14,280	$11,214
Up 100 basis points	$12,747	$7,140	$5,607
Up 50 basis points	$6,374	$3,570	$2,804
Down 50 basis points	$(6,374)	$(3,570)	$(2,804)
Down 100 basis points	$(12,747)	$(7,140)	$(5,607)

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

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under the heading “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, as may be amended and supplemented from time to time. Additional risks and uncertainties are not currently known to the Company or that it currently deems to be immaterial also may adversely affect its business, financial condition and/or operating results. During the fiscal quarter ended September 30, 2025 there were no material changes from the risk factors set forth in the Company’s most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of the Company’s trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities to satisfy the affirmative defense condition of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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
10.1

Fifth Amendment to the Revolving Credit Agreement, dated as of August 13, 2025, by and among Overland Advantage, as the initial borrower, Overland Advantage Feeder Fund, L.P., as the guarantor, Overland Advantage Feeder Fund GP Ltd., as the general partner of the guarantor, Sumitomo Mitsui Trust Bank, Limited, New York Branch, as administrative agent, arranger and a lender, and NatWest Markets PLC, as a lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-01698 filed on August 19, 2025).

10.2*	First Amendment to the Credit Agreement, dated as of September 26, 2025, by and among Overland Financing B, LLC and BNP Paribas.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Overland Advantage

Date: November 7, 2025	By:	/s/ Gavin R. Baiera
Name: Gavin R. Baiera
Title: Chief Executive Officer

Date: November 7, 2025	By:	/s/ Kimberly A. Terjanian
Name: Kimberly A. Terjanian
Title: Chief Financial Officer and Treasurer