Form 10-K
period 2025-12-31
Overland Advantage
filed 2026-03-20
CIK 1965934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The number of shares of Registrant’s shares of beneficial interest, $0.001 par value per share outstanding as of December 31, 2025 was 26,610,407.

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

The Company has based the forward-looking statements included in this Report on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward-looking statements, unless the Company is required to do so by applicable law. However, you are advised to consult any additional disclosures that the Company may make directly to you or through reports that the Company in the future may file with the Securities and Exchange Commission, including subsequent amendments to this Report, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (“Form 8-K”).

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
•
the impact of increased competition;
•
interest rate volatility;
•
global conflicts, such as those in Ukraine, the Middle East and potentially Venezuela;
•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to a rating agency downgrade;
•
the risk of infectious disease or pandemics on the Company’s business prospects and the business prospects of the Company’s portfolio companies, including the Company’s and their ability to achieve their respective objectives;
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

Item 1. Business.

The Company

Overland Advantage (together, with its consolidated subsidiaries, the “Company,” “we,” “our,” or “us”) was formed on February 10, 2023 to lend to U.S. middle market companies. The Company has been established and is externally managed by Overland Advisors, LLC (the “Advisor”), a Delaware limited liability company and an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor is a controlled affiliate of Centerbridge (as defined below), an investment adviser registered with the SEC under the Advisers Act, and is managed by Overland Advisors Holdings, LLC, a Delaware limited liability company (the “Managing Member”), which, as discussed below, is controlled by Centerbridge Partners, L.P., a Delaware limited partnership (together with its affiliates, as applicable, “Centerbridge”).

Centerbridge is a private investment management firm employing a flexible approach across investment disciplines – from private credit and related strategies to private equity, and real estate – in an effort to develop the most attractive opportunities for its investors. As of December 31, 2025, Centerbridge had approximately $46 billion of Assets Under Management (“AUM”)1 including $23 billion across private credit strategies, and had approximately 294 employees, including approximately 125 investment professionals.2 Centerbridge has made a Capital Commitment (as defined below) to the Company up to the lesser of 2.5% of the outstanding Capital Commitments and $50 million. Centerbridge’s Capital Commitment may include the Capital Commitments of a departed co-founder of Centerbridge, employees, charitable programs and related entities established by or associated with (as determined by the Advisor) any of the foregoing.

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

The Advisor takes a multipronged approach to proactively sourcing and screening investment opportunities for the Company with a focus on middle market corporate loans to non-sponsor and sponsor-owned companies. In particular, the Advisor is party to an arrangement with a subsidiary of Wells Fargo & Company (together with its subsidiaries, “Wells Fargo”) pursuant to which Wells Fargo has agreed to refer investment opportunities in middle market corporate loans to the Advisor that meet the Company’s designated investment criteria in accordance with the terms of the sourcing arrangement (the “Wells Fargo Sourcing Arrangement”). Wells Fargo

1 Centerbridge defines “Assets Under Management” or “AUM” as an aggregation, for those investment platforms managed by Centerbridge (including related co-investments) that had been activated as of the reporting date, that reflects: (i) for funds or other vehicles within their term (as extended, if applicable): net asset value plus unfunded commitments; (ii) for funds or other vehicles that as of the reporting date have reached the end of their term (as extended, if applicable): net asset value; and (iii) more specifically, in the case of other vehicles (e.g., a separately managed account, standing or single investment co-investment vehicle or continuation vehicle): (a) separately managed accounts, co-investments and continuation vehicles are attributed to the relevant strategy responsible for sourcing the investment (e.g., private equity, real estate or private credit) based on Centerbridge’s determination and (b) in the case of Martello Re Limited, which is managed by both Centerbridge and Barings, AUM represents the fair value of the relevant portfolio assets within Centerbridge’s remit. Leverage may be used by certain Centerbridge funds or vehicles. In the case of funds, committed leverage is included in the reported AUM. In addition, as collateralized bond obligation and collateralized loan obligation platforms in which a Centerbridge fund is invested incorporate leverage within their capital structures, the AUM for collateralized bond obligation and collateralized loan obligation strategies is inclusive of such leverage. In the case of collateralized bond obligations and collateralized loan obligations, the fair value of the assets held by such vehicles (gross of leverage) represent the AUM for such strategy.

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

As of December 31, 2025, the Company has formed four wholly-owned financing subsidiaries, which are structured as Delaware limited liability companies.

Investment Objective

The Company’s investment objective is to generate attractive risk-adjusted returns, predominantly in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The Company’s investment strategy is primarily focused on newly-originated, privately-negotiated senior secured term loans in middle market non-sponsor companies, which are companies that are not backed by a private equity firm or other professional equity investor, and sponsor-owned companies, which are companies backed by such firm or person. Though no assurance can be given that the Company’s investment objective will be achieved, and investment results may vary substantially on a monthly, quarterly and annual basis, the Company believes that the Company’s investment objective can be achieved by primarily investing in newly-originated, privately-negotiated senior secured term loans in middle market non-sponsor and sponsor-owned companies with the potential of also investing in unsecured loans, subordinated loans, mezzanine loans and equity-related securities including warrants, preferred shares and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.

In furtherance of its investment objective, the Company also makes investments in syndicated loans and other liquid credit opportunities, including in publicly traded debt instruments and other instruments that are not directly originated. The Company invests without limit in originated or syndicated debt. The Company targets the following investment assets: (i) middle market corporate non-sponsor and sponsor-owned companies; (ii) asset-based lending; and (iii) bespoke solutions.

•
Middle market corporate opportunities primarily consist of floating-rate senior secured first lien, unitranche, and second lien loans to middle market non-sponsor and sponsor-owned companies. Senior secured first lien debt has first claim to any underlying collateral of a loan, unitranche loans are secured loans that combine both senior and subordinated debt into one tranche of debt, generally in a first lien position, and second lien loans are secured but subordinated in payment and/or lower in lien priority to first lien holders. In connection with a direct loan, the Company could also invest in warrants or other equity securities of borrowers and could receive non-cash income features, including payment-in-kind (“PIK”) interest and original issue discount (“OID”).
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

The Investment Committee comprises Jeffrey H. Aronson, Gavin R. Baiera, Terrence E. Robinson, Richard J. Grissinger, Heather D. Lamberton and William J. Neuenfeldt, who bring substantial experience across many sectors and also serve on the Investment Committee of certain other funds managed or sponsored by Centerbridge. The Investment Committee is responsible for making all investment and disposition decisions subject to the supervision of the Board, a majority of which is made up of Independent Trustees. Each member of the Investment Committee is an employee of Centerbridge or one of its affiliates. The members of the Investment Committee are jointly and primarily responsible for the day-to-day management of the Company’s portfolio, insofar as they make investment decisions on behalf of the Company and do so in a consensus-driven manner.

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

Background of the Advisor: History of Centerbridge

Centerbridge is a private investment management firm employing a flexible approach across investment disciplines – from private credit and related strategies to private equity and real estate – in an effort to develop the most attractive opportunities for its investors. Jeffrey H. Aronson (the “Managing Principal”) and Mark T. Gallogly founded Centerbridge in 2005 and commenced business in early 2006.3 Centerbridge has an extensive history investing in the middle market with approximately $46 billion of capital under management as of December 31, 2025, including $23 billion across private credit strategies,4 and offices in New York and London.5 As of December 31, 2025, the Centerbridge team comprised approximately 294 individuals, including 125 investment professionals.6

Centerbridge’s senior investment leaders have invested in alternative credit strategies through multiple credit cycles with a combined average experience of approximately 30 years. Any funds or investment vehicles managed by Centerbridge are referred to herein as the “Centerbridge Funds.”

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

Proactive Sourcing and Relationship-Driven Deal Flow. The Advisor takes a multipronged approach to proactively source and screen investment opportunities for the Company, with a focus on middle market non-sponsor corporate loans. The Advisor pursues investment opportunities meeting the Company’s investment criteria sourced through the Wells Fargo Sourcing Arrangement and directly by the Advisor. Wells Fargo has agreed to identify and refer to the Advisor investment opportunities in middle market corporate loans that meet Overland’s designated investment criteria pursuant to the terms of the Wells Fargo Sourcing Arrangement. In addition, Centerbridge sources opportunities for the Advisor through its industry relationships, which could fit attractively within the Company’s credit criteria.

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

4 Please refer to footnote 1.

5 Centerbridge also has support offices in Luxembourg and Hong Kong and other regional satellite offices.

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

Ability to Leverage Centerbridge’s Highly Experienced Investment Team. The Advisor utilizes Centerbridge’s significant resources and investment acumen throughout the life cycle of each investment. Centerbridge has a long, successful record of making investments and managing businesses. The Investment Team will be responsible for making all investment and disposition decisions. As of December 31, 2025, the Investment Team comprises approximately 125 investment professionals,7 operating partners and Senior Advisors who bring to Centerbridge considerable experience within Centerbridge and/or from other leading private credit, private equity, investment banking, financial services, corporate law, and accounting firms.

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

Overland Underwriting & Investment Committee

The Advisor will leverage Centerbridge’s existing credit processes to underwrite investments for the Company. As of December 31, 2025, Centerbridge had approximately 125 investment professionals7 who operate with a sector focus, of which over one-third focus on credit underwriting. Opportunities emerging from the Overland pipeline process or otherwise identified directly by the Advisor will be assigned to Centerbridge’s Sector & Pipeline Leads, who are leaders within Centerbridge’s credit platform who have deep sector-level experience and underwriting responsibility. Centerbridge’s Sector & Pipeline Leads provide underwriting leadership prior to formal Investment Committee evaluation, working with teams of credit underwriters to diligence, structure and negotiate opportunities.

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

The Private Offering

Common Shares

The Company’s initial private offering of shares of beneficial ownership, $0.001 par value per share (“Common Shares”) was conducted in accordance with Rule 506 of Regulation D (“Regulation D”) promulgated under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). Any investors in the initial private offering were required to be “accredited investors” as defined in Regulation D.

The Company is offering Common Shares on a continuous basis (the “Private Offering”) pursuant to the terms set forth in subscription agreements that it expects to enter into with investors in connection with the Private Offering (each, a “Subscription Agreement”). Although the Common Shares in the Private Offering are being sold under the exemption provided by the Securities Act only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, there can be no assurance that it will not need to suspend the continuous offering for various reasons, including but not limited to regulatory review from the SEC and various state regulators, to the extent applicable.

7 Please refer to footnote 2.

Each investor in the Private Offering is required to make a capital commitment (a “Capital Commitment”) to purchase Common Shares, pursuant to a Subscription Agreement. During the Commitment Period (defined below), investors in the Private Offering are required to fund drawdowns to purchase Common Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. All purchases will generally be made pro rata, in accordance with an investor’s Capital Commitment, at a per-share price as determined with respect to each issuance by the Board (or any authorized committee thereof) or the Advisor, as the Board’s designee, as of the end of the most recent calendar quarter, or such other date determined by the Board, prior to the date of the applicable drawdown notice. The per-share price for each issuance shall be at least equal to the net asset value per share, as calculated within no more than 48 hours of share issuance, in accordance with the limitations under Section 23 of the 1940 Act. The Board or the Advisor, as the Board’s designee, may set the per-share price above the net asset value per share based on a variety of factors, including, without limitation, the total amount of the Company’s organizational and other expenses. The Commitment Period will continue until the five-year anniversary of the date on which holders of the Common Shares are required to fund their initial drawdown (the “Commencement Date”). The Commencement Date occurred on May 7, 2024. In addition, the timing and structure of draws of new investor Capital Commitments may be modified at such time.

The Company is authorized to issue an unlimited number of Common Shares. As of December 31, 2025, the Company had issued 29,610,407 shares and all are outstanding. Also, as of December 31, 2025, the Company had executed subscription agreements for approximately $2.2 billion of Capital Commitments (of which approximately $1.4 billion remained unfunded as of December 31, 2025).

Series A Preferred Shares

On December 11, 2025, the Company issued 515 shares of its 12.0% Series A Cumulative Preferred Shares (the “Series A Preferred Shares”). Each individual investor in the offering was entitled to purchase only one share of Series A Preferred Shares. Each holder of Series A Preferred Shares is entitled to a liquidation preference of $3,000 per share (the “Liquidation Value”), plus additional amounts as set forth in the Supplement to the Amended and Restated Declaration of Trust of the Company relating to the 12.0% Series A Cumulative Preferred Shares (the “Preferred Shares Supplement”). With respect to distributions, including the payment of dividends and distribution of the Company’s assets upon dissolution, liquidation, or winding up, the Series A Preferred Shares will be senior to all other classes and series of the Company’s common shares, whether such class or series is now existing or is created in the future, to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Series A Preferred Shares. Holders of shares of the Series A Preferred Shares will not, however, participate in any appreciation in the value of the Company.

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

Overview of the Wells Fargo Sourcing Arrangement

The Advisor is party to a sourcing arrangement with Wells Fargo. Wells Fargo is a leading middle market banking provider in the United States and provides a diversified set of banking, investment and mortgage products and services, as well as consumer and commercial finance. Wells Fargo has agreed to refer investment opportunities in middle market corporate loans to the Advisor that meet Overland’s designated investment criteria in accordance with the terms of the Wells Fargo Sourcing Arrangement. The investment opportunities referred to the Advisor by Wells Fargo that the Advisor has determined (in its sole discretion) to be suitable for the Company and/or investment vehicles managed by the Advisor that share with the Company substantially the same investment strategy and satisfy certain other criteria (each, an “Eligible Account”) shall be allocated (i) first, on a pari passu basis, among the Company and such Eligible Accounts to the fullest extent the Advisor determines to be reasonably appropriate considering any then-applicable size or concentration limits and (ii) thereafter to other investors in each case in accordance with the Advisor’s allocation policies and procedures as described in more detail under “Item 13 Investment Opportunities.”

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

The following table shows the investment ratings of the investments in our portfolio (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	December 31, 2025		December 31, 2024
Credit Rating	Fair value	% of Portfolio	Fair value	% of Portfolio
1	$—	—%	$—	—%
2	1,221,200	91.5	812,520	100
3	112,805	8.5	—	—
4	—	—	—	—
5	—	—	—	—
Total Fair Value	$1,334,005	100%	$812,520	100%

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

“catch-up” = 1.91% - 1.625% = 0.285%

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

The Company’s primary operating expenses include the payment of fees to the Advisor under the Investment Advisory Agreement, the Company’s allocable portion of overhead expenses under the Administration Agreement, and all other costs and expenses relating to the Company’s operations and transactions, including: operational and organizational costs; the cost of calculating the Company’s net asset value, including the cost and expenses of third-party valuation services; fees and expenses payable to third parties relating to evaluating, making and disposing of investments, including the Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments, monitoring investments and, if necessary, enforcing the Company’s rights; the expenses of Centerbridge and Wells Fargo in negotiating and documenting the Wells Fargo Sourcing Arrangement; the fees and expenses relating to the development, licensing, implementation, installation, servicing and maintenance of, and consulting with respect to computer software, technology and information technology systems used in connection with the management of the Company’s investments including, without limitation, costs and expenses of technology service providers and related software, hardware and subscription-based services utilized in connection with the Company’s investment and operational activities, including but not limited to, the origination and monitoring of investments; expenses related to the maintenance of registered offices and corporate licensing; corporate licensing and other professional fees (including, without limitation, expenses of consultants (including, but not limited to, consulting fees for, and other amounts payable to, senior or special advisors, certain other advisors, operating partners and other similar professionals incurred by a client for the benefit of such client or such client’s investments or portfolio companies) and other experts); bank service fees; withholding and transfer fees; loan administration costs; costs incurred in connection with trademarks or other intellectual property; interest payable on debt and other borrowing costs, if any, incurred to finance the Company’s investments; costs of effecting sales and repurchases of the Company’s Common Shares and other securities; the management fee and any incentive fee payable under the Investment Advisory Agreement; distributions on the Company’s Common Shares; transfer agent and custody fees and expenses; the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it; other expenses incurred by the Administrator, brokerage fees and commissions; sourcing or finder’s fees; costs and expenses of distributing and placing interests in the Common Shares; federal, state and foreign registration fees (which can arise, for example, if a local jurisdiction requires a license or other registration to do business); U.S. federal, state and local taxes; independent trustees’ fees and expenses; costs associated with the Company’s reporting, legal, regulatory and compliance obligations, including, without limitation, under the 1940 Act and applicable U.S. federal, state, local, or other laws and regulations; costs of any reports, proxy statements or other notices or communications to Shareholders, including, without limitation, printing costs, costs of technology licensing and maintenance of the website for the benefit of Shareholders and any Shareholder portal (including any database or other forum hosted on a website designated by the Company) or due diligence platform; costs and expenses in connection with monitoring (including with respect to sustainable value creation, cyber security, anti-corruption and similar functions), complying with and performing any provisions in agreement with investors; anti-money laundering and sanctions monitoring expenses; costs of holding Shareholder meetings and meetings of the Board, including, without limitation, legal, travel, lodging and meal expenses; board fees of the Board; the Company’s fidelity bond; trustees and officers’ errors and omissions and other liability insurance, and any other insurance expenses; costs associated with obtaining an order for SEC co-investment exemptive relief; litigation, indemnification and other non-recurring or extraordinary expenses (whether actual, pending or threatened) or any costs arising therefrom, and any judgments, fines, remediations or settlements paid in connection therewith; fees, costs and expenses related to any governmental inquiry, investigation or proceeding directly or indirectly involving or otherwise applicable to the Company, Advisor or any of their respective affiliates in connection with the activities of the Company or any investment; direct and indirect costs and expenses of administration and operation, including printing, mailing, reporting, publishing, long distance telephone, staff, accounting, audit, compliance, tax and legal costs; accounting, audit and tax advice and preparation expenses (including preparation costs of financial statements, tax returns and reports to investors); fees and expenses associated with marketing efforts (including, but not limited to, reasonable out-of-pocket expenses incurred by the Advisor and its affiliates in attending meetings with Shareholders and/or prospective Shareholders); dues, fees and charges of any trade association of which the Company is a member; the costs of any private or public offerings of the Common Shares and other securities, including registration and listing fees, if any, and any other filing and registration fees; other expenses related to the purchase, monitoring, syndication of co-investments, sale, settlement, custody or transmittal of the Company’s assets (directly or through financing alternative investment subsidiaries and/or trading subsidiaries which the Company may from time to time establish); windup and liquidation expenses; and all other expenses reasonably incurred by the Company or the Administrator in connection with administering the Company’s business (including payments made to third-party providers of goods or services) and not required to be borne by the Advisor or another service provider pursuant to any agreement with the Company.

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

The Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including, but not limited to, furnishing the Company with office facilities, equipment and clerical, bookkeeping and recordkeeping services at such facilities, as well as providing the Company with other administrative services. In addition, the Company reimburses the Administrator for the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the compensation of certain of the Company’s officers, including the Company’s Chief Financial Officer, Chief Compliance Officer and any administrative support staff. From time to time, the Administrator, the Advisor or their respective affiliates may pay third-party providers of goods or services. The Company will subsequently reimburse such entity, as applicable, for such amounts paid on the Company’s behalf.

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

Investments

The Company makes investments in syndicated loans and other liquid credit opportunities, including in publicly traded debt instruments and other instruments that are not directly originated. The Company invests without limit in originated or syndicated debt. The Company targets the following investment assets: (i) middle market corporate non-sponsor and sponsor-owned companies; (ii) asset-based lending; and (iii) bespoke solutions. Set forth below are investments at fair value and amortized cost consisted of the below as of the following periods:

	December 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt investments	$1,205,695	$1,205,232	$763,201	$763,520
Second lien senior secured debt investments	48,640	48,987	49,004	49,000
Unsecured debt investments	79,872	79,786	—	—
U.S. treasury bills	172,875	172,864	135,140	135,117
Total Investments	$1,507,082	$1,506,869	$947,345	$947,637

The industry composition of investments based on fair value consisted of the below as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

	December 31, 2025	December 31, 2024
Health Care Providers & Services	18.5%	33.3%
Commercial Services & Supplies	17.1	9.3
Hotels, Restaurants & Leisure	12.3	15.0
Consumer Staples Distribution & Retail	10.3	—
Construction & Engineering	6.3	1.1
Software	6.0	7.7
Energy Equipment & Services	5.9	—
Water Utilities	5.9	—
Building Products	4.8	2.1
Machinery	4.3	0.9
Consumer Finance	3.7	6.0
Trading Companies & Distributors	2.5	—
Diversified Financial Services	0.5	0.8
Electrical Equipment	0.4	1.2
Textiles, Apparel & Luxury Goods	0.4	0.7
Health Care Equipment & Supplies	0.4	0.6
Health Care Technology	0.3	3.0
Household Products	0.2	1.0
IT Services	0.2	0.4
Specialty Retail	—	2.8
Automobile Components	—	1.8
Professional Services	—	1.7
Oil, Gas & Consumable Fuels	—	1.6
Diversified Consumer Services	—	1.6
Construction Materials	—	1.2
Distributors	—	1.0
Communications Equipment	—	1.0
Household Durables	—	1.0
Electric Utilities	—	0.9
Chemicals	—	0.9
Transportation Infrastructure	—	0.7
Semiconductors & Semiconductor Equipment	—	0.5
Pharmaceuticals	—	0.2
Total	100%	100%

The geographic composition of investments at cost and on fair value consisted of the below as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$1,334,207	$1,334,005	100%	182%
Total	$1,334,207	$1,334,005	100%	182%

December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$812,205	$812,520	100%	189%
Total	$812,205	$812,520	100%	189%

Transactions with Affiliates

During the year ended December 31, 2024, the Company entered into an agreement with a remote affiliate to assign the rights and obligations of 25% of Triwest Healthcare Alliance Corp’s $50 million senior secured term loan and $50 million senior secured delayed draw term loan. The funded portion of such loans amounted to an aggregate price of $12.3 million.

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

During the year ended December 31, 2025, the Company assigned the rights and obligations of three investments to a remote affiliate for aggregate proceeds of $79.3 million.

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

Taxation as a RIC

If the Company remains qualified as a RIC and satisfies the Annual Distribution Requirement, then the Company will not be subject to U.S. federal income tax on the portion of the Company’s investment company taxable income and net capital gain (generally, realized net long-term capital gain in excess of realized net short-term capital loss) that the Company timely distributes (or is deemed to timely distribute) as dividends to Shareholders. The Company will be subject to U.S. federal income tax at the regular corporate rate on any income or capital gain not distributed (or deemed distributed) to Shareholders.

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

The Company may incur the 4% nondeductible U.S. federal excise tax in the future on any undistributed portion of its income and capital gains. While the Company intends to distribute income and capital gains to minimize exposure to 4% nondeductible U.S. federal excise tax, the Company may not be able to, or may choose not to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, the Company generally will be liable for 4% nondeductible U.S. federal excise tax only on the amount by which the Company does not meet the Excise Tax Avoidance Requirement.

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

Failure to Qualify as a RIC

If the Company failed to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, the Company might nevertheless continue to qualify as a RIC for such taxable year if certain relief provisions of the Code applied (which might, among other things, require the Company to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). If the Company failed to qualify for treatment as a RIC and such relief provisions did not apply to the Company, the Company would be subject to U.S. federal income tax on all of its taxable income at the regular corporate tax rate (and any applicable state and local taxes), regardless of whether the Company makes any distributions to Shareholders. The Company would not be able to deduct distributions to Shareholders, nor would distributions to Shareholders be required to be made for U.S. federal income tax purposes. Any distributions the Company makes generally would be taxable to U.S. Shareholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the 20% maximum rate generally applicable to individuals and other non-corporate U.S. Shareholders, to the extent of the Company’s current or accumulated earnings and profits. Subject to certain limitations under the Code, U.S. Shareholders that are corporations for U.S. federal income tax purposes generally would be eligible for the dividends-received deduction. Distributions in excess of the Company’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the Shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. Any amount treated as a return of capital will reduce a Shareholder’s adjusted tax basis of our stock, thereby increasing the Shareholder’s potential gain or reducing the Shareholder’s potential loss on the subsequent sale or other disposition of our stock. Any distributions the Company makes to its Non-U.S. Shareholders would be treated as dividends to the extent of the Company’s current or accumulated earnings and profits and would not be eligible for the exemptions from withholding of U.S. federal income tax that are generally available for dividends paid by a RIC.

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

The Company is expected to be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) for its taxable years beginning after December 31, 2025, as a result of the Common Shares and the Company’s preferred shares (if any) collectively are held by at least 500 persons at all times during a taxable year. The Company was not so treated for its initial taxable years and no certainty can be provided that it will be so treated for each taxable year hereinafter. If the Company is not treated as a publicly offered regulated investment company for a taxable year, for purposes of computing the taxable income of U.S.

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

The Company has the ability to declare a large portion of a dividend in the Company’s shares but would generally anticipate doing so only in unusual situations, such as, for example, if the Company did not have sufficient cash to meet the Annual Distribution Requirement. Under published IRS guidance, the entire distribution by a publicly offered regulated investment company will generally be treated as a taxable distribution for U.S. federal income tax purposes, and counts toward its Annual Distribution Requirement, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all Shareholders is required to be at least 20% of the aggregate declared distribution. For U.S. federal income tax purposes, the amount of the taxable dividend paid in the Company’s Common Shares will generally be equal to the amount of cash that would have been received instead of the Company’s shares. This may result in U.S. Shareholders having to pay tax on such dividends, even if no cash is received.

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
Takeover Attempts.
•
Dilution.
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

Our investment objective overlaps with the investment objectives of other affiliated accounts. For example, the Advisor and its affiliates currently manage multiple private funds and separate accounts that pursue an investment strategy similar to or overlapping with ours, some of which will seek additional capital from time to time. We compete with these and other accounts sponsored or managed by the Advisor and its affiliates for capital and investment opportunities. As a result, the Advisor and its affiliates face conflicts in the allocation of investment opportunities among us and other accounts advised by or affiliated with the Advisor and, in certain circumstances, in the timing of the sale of an investment. Certain of these accounts provide for higher management or incentive fees, allow the Advisor to recover greater expense reimbursements or overhead allocations, and/or permit the Advisor and its affiliates to receive higher origination and other transaction fees, all of which could contribute to this conflict of interest and create an incentive for the Advisor to favor such other accounts. For example, the 1940 Act and the conditions of the Order impose restrictions on the Advisor’s ability to receive fees in connection with loans that we acquire or originate, a limitation that does not exist for certain other accounts. The Advisor seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, there can be no assurance that such opportunities will be allocated to us fairly or equitably over any given time period, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Furthermore, we may receive smaller allocations relative to larger accounts, and/or receive larger allocations relative to our size as compared to allocations to larger accounts. With respect to the sale of investments, the sale of an investment by one account advised by the Advisor or its affiliates could potentially adversely affect the market value of the interests in such investment that continue to be held by other accounts, including us.

The Advisor could be incentivized to make certain investment decisions for the purpose of receiving transaction fees

In connection with investments made by us, the Advisor and its affiliates may receive origination, commitment, documentation, structuring, facility, monitoring, amendment, refinancing, administrative agent and/or other fees from portfolio investments in which we invest or propose to invest. The potential for the Advisor and its affiliates to receive such economic benefits creates conflicts of interest as the Advisor and its affiliates have an incentive to invest in portfolio investments that provide such benefits. Similarly, the Advisor and its affiliates could be incentivized to waive certain fees in connection with a refinancing in order to receive certain fees in the new transaction, including when we and/or other accounts advised by the Advisor and its affiliates can participate in the original or refinanced investment, or both.

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

U.S. presidential changes often lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. This poses uncertainty with respect to such agencies’ policy priorities and may lead to increased regulatory enforcement activity in the financial services industry. Leadership and policy changes could also affect various industries in which the Company’s and Centerbridge’s portfolio companies operate, including technology, technology-enabled and growth industries. Although there is often a substantial lack of clarity regarding the likelihood, timing and details of potential changes or reforms by an administration or the U.S. government, such changes or reforms may impose additional costs and burdens on the companies in which the Company or Centerbridge have invested or choose to invest in the future, require the attention of senior management or result in limitations on the manner in which the companies in which the Company or Centerbridge have invested or chooses to invest in the future conduct business.

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

As inflation pressures have eased in recent months, the Federal Reserve has relaxed its monetary policies and cut the federal funds rate to support the broader economy. It remains to be seen how this and other recent changes will impact ongoing inflationary pressures.

Changes in Interest Rates

The debt investments of the Company may be based on floating rates, such as the Secured Overnight Financing Rate (“SOFR”), EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on the investments, the value of the Common Shares and the rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on the Company’s net interest income. The value of the fixed rate instruments in which the Company could invest generally will have an inverse relationship with interest rates. Accordingly, if interest rates rise, the value of such instruments would be likely to decline. In addition, to the extent that the receivables or loans underlying specific instruments are pre-payable without penalty or premium, the value of such instruments likely would be negatively affected by increasing prepayments, which generally occur when interest rates decline. A change in interest rate could also increase the interest expense, thereby decreasing the net investment income and causing losses and/or the inability to service debt levels. If an issuer cannot generate adequate cash flow to meet its debt obligations, the Company is likely to suffer a partial or total loss of capital invested in the Company. Also, an increase in interest rates available to investors could make investment in the Common Shares less attractive if the Company is not able to increase the dividend rate, which could reduce the value of the Common Shares.

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

Factors that can affect market interest rates include, without limitation, inflation, deflation, slow or stagnant economic growth or recession, unemployment, money supply, governmental monetary policies, international disorders, instability in domestic and foreign financial markets, tariffs and stimulus measures intended to counteract other events (e.g., a public health crisis). The timing of and extent to which central banks implement any measures, including adjustments of interest rates, is outside Centerbridge’s control, and there can be no assurance regarding the extent to which any changes in interest rates will or will not occur. In a changing interest rate environment, it is possible that the Company will not be able to manage this risk effectively. If the Company is unable to manage interest rate risk effectively, the Company’s performance could be adversely affected. While the Company is permitted to seek to do so, it is not required to hedge its interest rate risk.

Ongoing Crisis in Ukraine and Other Global Conflicts

Wars and other international conflicts, such as those in the Middle East, Venezuela and the ongoing military conflict between Russia and Ukraine, have caused disruption to global financial systems, trade and transport, among other things. In response, multiple other countries have put in place sanctions and other severe restrictions or prohibitions on certain of the countries involved, as well as related individuals and businesses. However, the ultimate impact of these conflicts and their effect on global economic and commercial activity and conditions, and on our operations, financial condition and performance or any particular industry, business or investee country and the duration and severity of those effects, is impossible to predict.

These conflicts may have a significant adverse impact and result in significant losses to us. This impact may include reductions in revenue and growth, unexpected operational losses and liabilities and reductions in the availability of capital. It may also limit our ability to source, due diligence and execute new investments and to manage, finance and exit investments in the future. Developing and further governmental actions (military or otherwise) may cause additional disruption and constrain or alter existing financial, legal and regulatory frameworks and systems in ways that are adverse to our investment strategy, all of which could adversely affect our ability to fulfill our investment objectives.

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

Rating changes, including but not limited to reductions or withdrawals, may occur for any number of reasons. The changes may affect one or more assets at a single time or within a short period of time, and such changes can have a material adverse effect upon the instrument and company to which they relate. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with the Company’s debt portfolio and the Company’s ability to access the debt markets on favorable terms. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as actual or potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. A decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on the Company’s financial performance and the value of the Company’s Common Shares.

Economic and Political Environment

Various sectors of the global financial markets have been experiencing an extended period of adverse conditions. Market uncertainty has increased dramatically, particularly in the U.S. and Europe, and adverse market conditions have expanded worldwide. These conditions have resulted in disruption of the global credit markets, periods of reduced liquidity, greater volatility, general widening of credit spreads, an acute contraction in the availability of credit and a lack of price transparency. These volatile and often difficult global credit market conditions have episodically adversely affected the market values of equity, fixed-income and other financial instruments and this volatility could continue and conditions could even deteriorate further. Some of the largest banks and companies across many sectors of the economy in the U.S. and Europe have declared bankruptcy, entered insolvency, administration, or similar proceedings, been nationalized by government authorities and/or agreed to merge with or be acquired by other banks or companies that had been considered their peers. The long-term impact of these events is uncertain but could continue to have a material effect on general economic conditions, consumer and business confidence and market liquidity. On the political front, the Advisor is consistently wary of changes that could result in market volatility; areas of heightened focus include the war involving Russia and Ukraine, conflict in the Middle East, potential conflict in Venezuela, trade wars, and China. The Advisor will continue to closely monitor the economic and political environment with a particular focus on protecting the downside.

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

Infectious Disease and Pandemics

Certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy. Outbreaks such as the severe acute respiratory syndrome, avian influenza, H1N1/09, and the coronavirus (COVID-19), or other similarly infectious diseases may have material adverse impacts on the Company, the Advisor, Centerbridge and their respective affiliates and portfolio companies. Actual pandemics, or fear of pandemics, can trigger market disruptions or economic turndowns with the consequences described above. The Advisor cannot predict the likelihood of disease outbreaks occurring in the future nor how such outbreaks may affect the Company’s investments.

The outbreak of disease epidemics may result in the closure of the Advisor’s and/or a portfolio company’s offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in (a) the lack of availability or price volatility of raw materials or component parts necessary to a portfolio company’s business which may adversely affect the ability of a portfolio company to perform its obligations, (b) disruption of regional or global trade markets and/or the availability of capital, (c) the availability of leverage, including an inability to obtain indebtedness at all or to the Company’s desired degree, and less favorable timing of repayment and other terms with respect to such leverage, (d) trade or travel restrictions which impact a portfolio company’s business and/or (e) a general economic decline and have an adverse impact on the Company’s value, the Company’s investments, or the Company’s ability to make new investments. If a future pandemic occurs during a period when the Company expects to be harvesting its investments, the Company may not achieve its investment objective or may not be able to realize its investments within the Company’s term.

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

U.S. Trade Policy

Significant changes to U.S. trade policy, including changes to current legislation and trade agreements and the imposition of tariffs are subject to ongoing discussion and potential enactment by U.S. administrations and Congress. Additionally, the United States has periodically used tariffs and, in some cases, sought to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries in order to seek to achieve its political aims. Foreign governments have instituted, and may in the future institute, retaliatory tariffs on certain U.S. goods in response to U.S. trade actions. These retaliatory actions could trigger extended “trade wars” between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Tensions around trade continue and future tariffs could have an adverse impact on the Company’s portfolio investments. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court’s decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA. The enactment or amendment of trade legislation and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.

There have been significant changes to U.S. trade policies, treaties and tariffs, and in the future there may be additional significant changes. Existing or new tariffs imposed on foreign goods imported by the U.S. or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could adversely affect their results of operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect our portfolio companies or our business, financial condition or results of operations.

Global trade disruption, together with future downturns in the global economy, significant introductions of trade barriers and trade frictions between the United States and many of its trade partners could adversely affect the financial performance of the Company. As political uncertainty and global developments continue, there is a greater risk that trade tensions could have a negative impact on the Company and its investments.

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

The Company depends on Centerbridge and the Advisor to develop or procure and utilize appropriate systems for the Company’s activities, and Centerbridge, the Advisor and the Company depend heavily upon computer systems to perform necessary business functions. The information and technology systems of the Company, the Advisor, Centerbridge and their respective service providers and those of companies in which the Company invests are, just as with other companies, vulnerable to potential damage or interruption from cyber-attacks (such as computer viruses malicious software, infiltration or tampering by unauthorized persons, ransomware demands, denial of service attacks and other malicious code), security breaches (such as physical and electronic break-ins), network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, ransomware demands, denial of service attacks, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information. Although Centerbridge has implemented, and companies likely will have implemented, various measures designed to manage risks relating to these types of events, if important systems are compromised, become inoperable for extended periods of time or cease to function properly, it would likely be necessary for Centerbridge, the Advisor, the Company and/or a company in which the Company has an investment to make a significant investment to fix or replace them. Investments of the Company and other Centerbridge Funds have involved and may in the future involve companies that have experienced cybersecurity events and that, given the rise of cybersecurity incidents, may become involved in future cybersecurity events. Cybersecurity events also could affect other Centerbridge entities. The failure or inadequacy of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the Company’s, the Advisor’s and/or a portfolio investment’s operations and result in a failure to maintain capabilities essential to the Company’s operations and/ or the security, confidentiality or privacy of sensitive data and information processed and stored in, and transmitted through, Centerbridge’s, the Advisor’s, the Company’s, any third-party’s on which the Company relies or their downstream vendors’ computer systems and networks, including personal information relating to Shareholders (and their beneficial owners) and the intellectual property and trade secrets of the Company, the Advisor and/or portfolio investments. Such a failure could result in reputational harm to Centerbridge, the Company and/or the affected company, result in loss of business, increased costs and/or regulatory penalties, subject any such entity and their respective affiliates to legal claims and adverse publicity and otherwise affect their business and financial performance. If a significant number of Centerbridge’s personnel were to be unavailable in the event of a disaster, Centerbridge’s and the Advisor’s ability to effectively conduct the Company’s business could be severely compromised. In addition, there are increased risks relating to Centerbridge’s and the Advisor’s reliance on its computer programs and systems if Centerbridge’s or the Advisor’s personnel are required to work remotely for extended periods of time as a result of events such as an outbreak of infectious disease or other adverse public health developments or natural disasters, including an increased risk of cyber-attacks and unauthorized access to Centerbridge’s or the Advisor’s computer systems.

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

Furthermore, cybersecurity continues to be a priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals and/or regulators of data security breaches involving certain types of personal information. If the Company fails to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

Data Protection

The Company, the Advisor, their respective affiliates and/or service providers may each receive, store, process and use personal data, including through the use of third-party processors and cloud-based and other service providers. Legal requirements relating to the collection, storage, handling and transfer of personal data continue to develop in different countries. The application, interpretation, and enforcement of these developing legal obligations can be uncertain, and could require the Advisor and the Company to further modify certain of their respective information practices and could subject them to additional compliance costs and regulatory scrutiny. Certain activities of the Company, the Advisor and/or their respective affiliates, may, for example, be subject to the E.U.’s General Data Protection Regulation which has been retained and transposed into the domestic law of the U.K. by virtue of the European Union (Withdrawal) Act 2018, the California Consumer Privacy Act, the Cayman Islands Data Protection Act, the U.S. Gramm-Leach-Bliley Act and regulations implemented thereunder by the SEC (Regulation S-P) and the Consumer Financial Protection Bureau, Section 5 of the U.S. Federal Trade Commission Act governing unfair or deceptive acts or practices in or affecting commerce, and emerging U.S. state privacy laws in California, Colorado and Virginia (together with other applicable laws, the “Privacy and Data Protection Laws”). While the Company and the Advisor intend to comply with their privacy and data protection obligations under the Privacy and Data Protection Laws (where applicable), a breach of such laws could result in negative publicity and penalties to any party subject to them (including those related to investments), and may subject the Company to significant costs (whether borne directly or indirectly) associated with such penalties which could include regulatory sanctions, civil liability for claims in damages from data subjects or third parties, significant administrative fines and other penalties. Under some Privacy and Data Protection Laws, it is an offense not to notify the appropriate regulator of a security breach of personal data, or to notify the data subjects affected by the breach. Compliance with Privacy and Data Protection Laws requires implementing effective policies and procedures that reflect the applicable law, and maintaining an ongoing and active monitoring program. Further evolution in the field of data privacy is expected, for example, in the expected implementation of the EU Commission Regulation on Privacy and Electronic Communications to replace its current ePrivacy Directive within the next few years, and possible divergence between U.K. and E.U. data privacy laws, further increasing monitoring and compliance costs. In addition, other U.S. states have passed comprehensive privacy law, including Virginia, Connecticut and Colorado, some of which are now effective or will become effective in the near future and there currently are a number of proposals for comprehensive privacy and data protection legislation pending before U.S. federal and state, and non-U.S. legislative and regulatory bodies that could impose new obligations in areas affecting the business of the Advisor and the Company. Further, the Advisor and the Company may not be able to accurately anticipate the ways in which regulators and courts will apply or interpret the Privacy and Data Protection Laws and if such laws are implemented, interpreted or applied in a manner inconsistent with the Advisor’s expectations, that may result in the Advisor’s business practices changing in a manner that adversely impacts the Company. The resources required for day-to-day operations and for dealing with exceptional circumstances may divert the Advisor’s time and effort from other activities relating to the management of the Company and entail substantial expense.

Social Media

The use of social networks such as Facebook, X (formerly known as Twitter), TikTok and Instagram, message boards such as Reddit and other internet channels has become widespread within the U.S. and globally. As a result, individuals now have the ability to rapidly and broadly disseminate information or misinformation without relying on traditional media intermediaries. Information often spreads rapidly across large segments of the U.S. and global population, frequently without any independent verification as to its accuracy, which has led to the spread of misinformation in many cases. The spread of information or misinformation regarding the Company and the Company’s investments could result in material and adverse effects on any of the foregoing. Furthermore, certain administrators of or other service providers to social networks, message boards, app stores, websites and other internet outlets have taken actions to ban, block, verify or censor the content disseminated on their networks. Such actions, or similar actions taken by government regulators or courts, could negatively affect the Company’s investments or their respective affiliates (e.g., if an issuer of an investment were to face public backlash or regulatory penalties for taking such actions, or if an issuer of an investment were itself the subject of such a ban).

Artificial Intelligence and Machine Learning Developments

Recent technological advances in artificial intelligence and machine learning technology (collectively, “Machine Learning Technology”), pose risks to Centerbridge, the Advisor, the Company and the Company’s investments. The Company and the Advisor continue to evaluate and adjust internal policies governing use of Machine Learning Technology by its personnel, including in connection with investment activities. Notwithstanding any such policies, Centerbridge, the Advisor, the Company, the Company’s investments and affiliates, partners, members, shareholders, officers, directors and employees of the foregoing could, unbeknownst to the Company, utilize Machine Learning Technology in contravention of such policies. Centerbridge, the Advisor, the Company and the Company’s investments could be further exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties, whether or not known to the Company or the Advisor, also use Machine Learning Technology in their business activities. The Company and the Advisor will not necessarily be in a position to control the manner in which third-party products are developed or maintained or the manner in which third-party services are provided, even where it has sought contractual protection against such use.

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

RIC-Related Tax Risks

The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment under the Code, the Company must meet, amongst other requirements, the Annual Distribution Requirement, and the 90% Income Test and the Diversification Tests. Failure to meet these requirements may result in the Company having to dispose of certain investments quickly in order to prevent the loss of RIC status. If the Company fails to qualify for or maintain RIC tax treatment for any reason and is subject to U.S. federal income tax, the resulting corporate taxes could substantially reduce its net assets, the amount of income available for distribution, and the amount of its distributions. See “Item 1. Taxation as a RIC.”

As a result of the Annual Distribution Requirement (as defined above) (i.e., the requirement that the Company must distribute to its Shareholders, for each taxable year, at least 90% of the Company’s “investment company taxable income,” which is generally the Company’s ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses) to qualify for tax treatment as a RIC, the Company may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. The Company expects to be able to issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of the Company’s total assets (less total liabilities other than indebtedness represented by senior securities) to its total indebtedness represented by senior securities plus preferred shares, if any, equals at least 150% after such incurrence or issuance. If the Company issues senior securities, it will be exposed to risks associated with leverage, including an increased risk of loss. The Company’s ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit the Company’s investment opportunities and reduce its ability in comparison to other companies to profit from favorable spreads between the rates at which the Company can borrow and the rates at which it can lend. Therefore, the Company intends to seek to continuously issue equity securities, which may lead to Shareholder dilution.

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

The Company is expected to be treated as a publicly offered regulated investment company for its taxable years beginning after December 31, 2025, as a result of either (i) shares of its Common Shares and preferred shares collectively being held by at least 500 persons at all times during a taxable year, (ii) shares of its Common Shares being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (iii) shares of its Common Shares being treated as regularly traded on an established securities market. If the Company is not treated as a publicly offered regulated investment company for a taxable year, each U.S. Shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from the Company in the amount of such U.S.

Shareholder’s allocable share of the Management Fee and Incentive Fees paid to the Advisor and certain of the Company’s other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. Shareholder. Miscellaneous itemized deductions generally are not deductible by a U.S. Shareholder that is an individual, trust or estate. The Company was not treated as a publicly offered regulated investment company for its initial taxable years and cannot assure you that it will be treated as a publicly offered regulated investment company for each taxable year.

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

Legislative or Regulatory Tax Changes Could Adversely Affect Investors

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Common Shares or the value or the resale potential of our investments. Investors are urged to consult with their own tax advisors with respect to the impact of the legislative changes on an investment in Common Shares.

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

Unrealized Depreciation

As a BDC, the Company is required to carry investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures established by the Board. The Board has designated the Advisor as valuation designee to perform the Company’s fair value determinations relating to the value of its assets for which market quotations are not readily available. Decreases in the market values or fair values of the Company’s investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in the Company’s portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to the Company with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of the Company’s income available for distribution in future periods. In addition, decreases in the market value or fair value of the Company’s investments will reduce the Company’s net asset value.

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

To the extent original issue discount instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of the Company’s income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (i) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (ii) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (iii) market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash, and PIK securities are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (iv) because original issue discount income is accrued without any cash being received by the Company, required cash distributions may have to be paid from offering proceeds or the sale of Company assets without investors being given any notice of this fact; (v) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (vi) even if the accounting conditions for income accrual are met, the borrower could still default when the Company’s actual payment is due at the maturity of the loan; and (vii) original issue discount creates risk of non-refundable cash payments to the Advisor based on non-cash accruals that may never be realized.

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

Credit Facilities

The Company, directly, or indirectly through a wholly-owned subsidiary (each a “Financing Subsidiary,” and collectively, “Financing Subsidiaries”) has entered into and expects to enter into in the future one or more revolving credit facilities, including the MS Revolving Credit Facility, the SMTB Credit Facility, the BNP Revolving Credit Facility I, and the BNP Revolving Credit Facility II (each as defined herein, and each a “Credit Facility,” and collectively, “Credit Facilities”). The Company’s Credit Facilities may be secured by its portfolio company investments and/or capital commitments from investors in the private placement of its Common Shares. As a result its Credit Facilities, the Company may be subject to a variety of risks. Certain terms of credit facilities and other forms of leverage will have the effect of imposing constraints on our investments, including requiring the lender’s consent to make new or additional investments or to move cash or other assets from a subsidiary of ours, even if the subsidiary is not in default. Credit agreements typically include terms that permit the lender to materially reduce or terminate the credit line, including an acceleration right or a termination right upon any event of default. In some cases, events of default are tied to events relating to the borrowing entity, us, or other circumstances, even if those events are not related to the borrower’s ability to repay the borrowing. To the extent we pledge capital commitments as collateral for a Credit Facility, a lender could have the right to issue drawdown notices and require the funding of a drawdown purchase from investors in the private placement of our common shares, the proceeds of which would be used to pay down the Credit Facility. In the event that a Credit Facility or other form of leverage is materially reduced or terminated, there can be no assurance that suitable replacement financing facilities could be arranged. Any reduction or termination might result in our being unable to obtain financing for additional investments and could reduce investor returns by deleveraging us and causing investors to bear increased costs. Upon an event of default relating to a Credit Facility or other form of financing, it is likely that the leverage provider would attempt to exercise its remedies, which could have a material adverse impact on us. The existence of these limitations could cause the Company or its affiliates to incur leverage in conditions that are not optimal.

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

Convertible Instruments

From time to time, the Company could execute its strategies through investments in convertible instruments or other similar equity-related instruments as a means of limiting downside risk and providing the opportunity to capture upside potential. Convertible instruments include bonds, debentures, notes, preferred shares or other instruments that may be converted into or exchanged for a specified amount of common shares of the same or different issuer within a particular period of time at a specified price or a price determined using an agreed formula. A convertible instrument entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred shares until the convertible instrument matures or is redeemed, converted or exchanged. Convertible instruments have unique investment characteristics in that they generally (i) have higher yields than common shares, but lower yields than comparable non-convertible instruments; (ii) are potentially less subject to fluctuation in value than the underlying common shares due to their fixed-income characteristics; and (iii) provide the potential for capital appreciation if the underlying value of the issuer increases.

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

Risks Relating to Wells Fargo

Risks Relating to the Wells Fargo Sourcing Arrangement. The Advisor is a party to the Wells Fargo Sourcing Arrangement pursuant to which Wells Fargo has agreed to refer investment opportunities in middle market corporate loans to the Advisor that meet Overland’s designated investment criteria in accordance with the terms of the Wells Fargo Sourcing Arrangement. The Wells Fargo Sourcing Arrangement has limited operating history and is subject to various business risks and uncertainties, including the potential failure to achieve the expected benefits of the arrangement; difficulties for each party in operationalizing the arrangement; impairment of relationships with employees, customers or business partners; and the risk of termination of the Wells Fargo Sourcing Arrangement pursuant to its terms.

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

The Wells Fargo Sourcing Arrangement does not impose any “quotas” or minimum number of opportunities that Wells Fargo is required to refer to the Advisor. Until the earlier to occur of (i) January 1, 2031 and (ii) the termination of the Wells Fargo Sourcing Arrangement, Wells Fargo has agreed not to enter into a sourcing or referral agreement or any other similar formal arrangement with any BDC, pooled investment vehicle or other person with respect to investment opportunities that meet the Company’s designated investment criteria. In addition, the Wells Fargo Sourcing Arrangement does not restrict Wells Fargo or its affiliates from engaging in any lending activities, including making loans to other businesses or providing services for other businesses and operations of Wells Fargo or its affiliates, even if those activities would compete with the Company and/or the Advisor. Indeed, depending on the financing needs of Wells Fargo’s clients and whether Wells Fargo can meet the client’s needs directly through its own lending operations, Wells Fargo could determine to finance directly (in whole or in part) an opportunity that could be attractive for the Company and therefore not refer the opportunity to the Advisor under the Wells Fargo Sourcing Arrangement. As a result, there can be no assurances that the Wells Fargo Sourcing Arrangement will allow the Advisor to effectively achieve the Company’s investment objective or implement its investment strategy. In addition, because Wells Fargo may determine to finance directly (in whole or in part) an opportunity that could be attractive for the Company and not refer the opportunity to the Advisor, the investment opportunities provided to the Advisor may be of a different type or of lower quality than would be the case if Wells Fargo could not keep the investment opportunity for itself (in whole or in part).

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

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s Chief Compliance Officer, is responsible for assessing and managing material risks from cybersecurity threats. The Chief Compliance Officer oversees the Company’s risk management function generally and relies on the Chief Technology Officer of Centerbridge, the parent of the Advisor to assist with assessing and managing material risks from cybersecurity threats. The Chief Technology Officer of Centerbridge has over 27 years of experience in actively managing information technology programs, including cybersecurity, and is supported by an experienced team who assist with the cyber programs applicable to the Company. The Chief Compliance Officer has been responsible for this oversight function as Chief Compliance Officer to the Company for over one year and has worked in the financial services industry for over 33 years, during which the Chief Compliance Officer has gained expertise in assessing and managing risk applicable to the Company.

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

Item 2. Properties.

The Company does not own any real estate or other physical properties materially important to its operation. The Company’s corporate headquarters is located at 375 Park Avenue, 11th Floor, New York, New York 10152 and is provided by the Administrator in accordance with the terms of our Administration Agreement. The Company believes that its office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

Neither the Company nor the Advisor are currently subject to any material legal proceedings, nor, to the Company’s knowledge, are any material legal proceeding threatened against the Company. From time to time, the Company could be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of its rights under contracts with its portfolio companies. The Company’s business is also subject to extensive regulation, which may result in regulatory proceedings against it. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, the Company does not expect that any such future proceedings will have a material effect upon its financial condition or results of operations.

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

Holders

As of December 31, 2025, we had nine holders of record of our Common Shares and 515 holders of record of our Series A Preferred Shares.

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

The following table presents distributions to holders of the Company’s Common Shares that were declared and payable from inception through December 31, 2025:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
December 19, 2024	December 30, 2024	January 31, 2025	$0.90	$10,023
March 28, 2025	March 28, 2025	April 30, 2025	$0.44	$7,576
June 27, 2025	June 27, 2025	July 31, 2025	$0.47	$9,077
September 26, 2025	September 29, 2025	October 31, 2025	$0.52	$13,650
December 23, 2025	December 29, 2025	January 30, 2026	$0.56	$14,777
Total			$2.89	$55,103

For the year ended December 31, 2025, $10 of Preferred Shares dividends were declared, accrued and paid by the Company.

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

Common Shares in the Private Offering are being sold under the exemption provided by Section 4(a)(2) of the Securities Act only to investors that are “accredited investors” in accordance with Rule 506 of Regulation D promulgated under the Securities Act, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made.

On December 11, 2025, the Company issued 515 shares of its 12.0% Series A Cumulative Preferred Shares. The Series A Preferred Shares were offered and sold in transactions exempt from registration under the 1933 Act under Section 4(a)(2) and Regulation D thereunder. There is no public market for the Series A Preferred Shares.

As of December 31, 2025, our Shareholders have subscribed to contribute capital to us of $2.2 billion pursuant to the Subscription Agreements of which $728.9 million was called and contributed through December 31, 2025.

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

Overview

The Company is a Delaware statutory trust structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code

The Company’s investment objective is to generate attractive risk-adjusted returns, predominantly in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The Company’s investment strategy is primarily focused on newly-originated, privately-negotiated senior secured term loans in middle market non-sponsor companies, which are companies that are not backed by a private equity firm or other professional equity investor, and sponsor-owned companies, which are companies backed by such firm or person. Though no assurance can be given that the Company’s investment objective will be achieved, and investment results may vary substantially on a monthly, quarterly and annual basis, the Company believes that the Company’s investment objective can be achieved by primarily investing in newly-originated, privately-negotiated senior secured term loans in middle market non-sponsor and sponsor-owned companies with the potential of also investing in unsecured loans, subordinated loans, mezzanine loans and equity-related securities including warrants, preferred shares and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity.

In furtherance of its investment objective, the Company also makes investments in syndicated loans and other liquid credit opportunities, including in publicly traded debt instruments and other instruments that are not directly originated. The Company invests without limit in originated or syndicated debt. The Company targets the following investment assets: (i) middle market corporate non-sponsor and sponsor-owned companies; (ii) asset-based lending; and (iii) bespoke solutions.

•
Middle market corporate opportunities will primarily consist of floating-rate senior secured first lien, unitranche, and second lien loans to middle market non-sponsor and sponsor-owned companies. Senior secured first lien debt has first claim to any underlying collateral of a loan, unitranche loans are secured loans that combine both senior and subordinated debt into one tranche of debt, generally in a first lien position, and second lien loans are secured but subordinated in payment and/or lower in lien priority to first lien holders. In connection with a direct loan, the Company may also invest in warrants or other equity securities of borrowers and may receive non-cash income features, including PIK interest and OID.
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

The Company generally invests in floating rate instruments. The instruments in which the Company invests are not typically rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is an indication of having predominantly speculative characteristics with respect to the borrower’s ability to pay interest and repay principal. Such below investment grade securities are often referred to as “junk.”

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

The Company reimburses the Administrator, a wholly-owned subsidiary of Centerbridge, for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including but not limited to rent, the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the costs of its Chief Financial Officer, Chief Compliance Officer, any of their respective staff who provide services to the Company, tax, accounting, investor relations and investor services, technology, legal and operations staff who provide services, including but not limited to transaction-related services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s internal control assessment. The reimbursement shall be an amount equal to the Administrator’s actual cost; and provided, further, that such costs are reasonably allocated to the Company on the basis of assets, revenues, estimates, time records or other method conforming with generally accepted accounting principles. Any sub-administrator will separately be compensated for performing sub-administrative services under the sub-administration agreement and the cost of such compensation, and any other costs or expenses under such agreement, will be in addition to the cost of any other services borne by the Company under the Administration Agreement.

The Company’s primary operating expenses include the payment of fees to the Advisor under the Investment Advisory Agreement, the Company’s allocable portion of overhead expenses under the Administration Agreement, and all other costs and expenses relating to the Company’s operations and transactions, including: operational and organizational costs; the cost of calculating the Company’s net asset value, including the cost and expenses of third-party valuation services; fees and expenses payable to third parties relating to evaluating, making and disposing of investments, including the Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments, monitoring investments and, if necessary, enforcing the Company’s rights; the expenses of Centerbridge and Wells Fargo in negotiating and documenting the Wells Fargo Sourcing Arrangement; the fees and expenses relating to the development, licensing, implementation, installation, servicing and maintenance of, and consulting with respect to computer software, technology and information technology systems used in connection with the management of the Company’s investments including, without limitation, costs and expenses of technology service providers and related software, hardware and subscription-based services utilized in connection with the Company’s investment and operational activities, including but not limited to, the origination and monitoring of investments; expenses related to the maintenance of registered offices and corporate licensing; corporate licensing and other professional fees (including, without limitation, expenses of consultants (including, but not limited to, consulting fees for, and other amounts payable to, senior or special advisors, certain other advisors, operating partners and other similar professionals incurred by a client for the benefit of such client or such client’s investments or portfolio companies) and other experts); bank service fees; withholding and transfer fees; loan administration costs; costs incurred in connection with trademarks or other intellectual property; interest payable on debt and other borrowing costs, if any, incurred to finance the Company’s investments; costs of effecting sales and repurchases of the Company’s Common Shares and other securities; the management fee and any incentive fee payable under the Investment Advisory Agreement; distributions on the Company’s Common Shares; transfer agent and custody fees and expenses; the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it; other expenses incurred by the Administrator; brokerage fees and commissions; sourcing or finder’s fees; costs and expenses of distributing and placing interests in the Common Shares; federal, state and foreign registration fees (which can arise, for example, if a local jurisdiction requires a license or other registration to do business); U.S. federal, state and local taxes; independent trustees’ fees and expenses; costs associated with the Company’s reporting, legal, regulatory and compliance obligations, including, without limitation, under the 1940 Act and applicable U.S. federal, state, local, or other laws and regulations; costs of any reports, proxy statements or other notices or communications to Shareholders, including, without limitation, printing costs, costs of technology licensing and maintenance of the website for the benefit of Shareholders and any Shareholder portal (including any database or other forum hosted on a website designated by the Company) or due diligence platform; costs and expenses in connection with monitoring (including with respect to sustainable value creation, cyber security, anti-corruption and similar functions), complying with and performing any provisions in agreement with investors; anti-money laundering and sanctions monitoring expenses; costs of holding Shareholder meetings and meetings of the Board, including, without limitation, legal, travel, lodging and meal expenses; board fees of the Company’s Board; the Company’s fidelity bond; trustees and officers’ errors and omissions and other liability insurance, and any other insurance expenses; costs associated with obtaining an order for SEC co-investment exemptive relief; litigation, indemnification and other non-recurring or extraordinary expenses (whether actual, pending or threatened) or any costs arising therefrom, and any judgments, fines, remediations or settlements paid in connection therewith; fees, costs and expenses related to any governmental inquiry, investigation or proceeding directly or indirectly involving or otherwise applicable to the Company, Advisor or any of their respective affiliates in connection with the activities of the Company or any investment; direct and indirect costs and expenses of administration and operation, including printing, mailing, reporting, publishing, long distance telephone, staff, accounting, audit, compliance, tax and legal costs; accounting, audit and tax advice and preparation expenses (including preparation costs of financial statements, tax returns and reports to investors); fees and expenses associated with marketing efforts (including, but not limited to, reasonable out-of-pocket expenses incurred by the Advisor and its affiliates in attending meetings with Shareholders and/or prospective Shareholders); dues, fees and charges of any trade association of which the Company is a member; the costs of any private or public offerings of the Common Shares and other securities, including registration and listing fees, if any, and any other filing and registration fees; other expenses related to the purchase, monitoring, syndication of co-investments, sale, settlement, custody or transmittal of the Company’s assets (directly or through financing alternative investment subsidiaries and/or trading subsidiaries which the Company may from time to time establish); windup and liquidation expenses and all other expenses reasonably incurred by the Company or the Administrator in connection with administering the Company’s business (including payments made to third-party providers of goods or services) and not required to be borne by the Advisor or another service provider pursuant to any agreement with the Company. From time to time, the Administrator, the Advisor or their respective affiliates may pay third-party providers of goods or services. The Company will subsequently reimburse such entity, as applicable, for such amounts paid on the Company’s behalf. For more information, see also “Item 1. Expenses.”

We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Advisor, under which the Advisor has contractually agreed to pay certain operating expenses of the Company on the Company’s behalf, such that these expenses do not exceed 0.375% (1.50% on an annualized basis) of the Company’s applicable quarter-end net asset value.

Portfolio and Investment Activity

Our portfolio and investment activity during the years ended December 31, 2025 and December 31, 2024 (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Investments funded	$1,109,935	$846,044
Investments sold	(478,715)	(17,045)
Net activity before investment repayments	631,220	828,999
Investment repayments	(107,995)	(16,949)
Net investment activity	$523,225	$812,050

Portfolio companies at beginning of period	62	—
Number of new portfolio companies	16	62
Number of exited portfolio companies	(48)	—
Portfolio companies at end of period	30	62

Our portfolio composition and weighted average yields as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	December 31, 2025	December 31, 2024
Portfolio composition, at fair value:
First lien senior secured debt	$1,205,232	$763,520
Second lien senior secured debt	48,987	49,000
Unsecured debt investments	79,786	—
Total Portfolio	$1,334,005	$812,520
Weighted average yields, at amortized cost(1):
First lien senior secured debt	9.56%	9.31%
Second lien senior secured debt	11.11%	11.50%
Unsecured debt investments	13.31%	0.00%
Total Portfolio	9.84%	9.44%

(1)
Exclusive of investments on non-accrual status. As of December 31, 2025 and December 31, 2024 there were no investments on non-accrual status.

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

The following table shows the investment ratings of the investments in our portfolio (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	December 31, 2025		December 31, 2024
Credit Rating	Fair value	% of Portfolio	Fair value	% of Portfolio
1	$—	—%	$—	—%
2	1,221,200	91.5	812,520	100
3	112,805	8.5	—	—
4	—	—	—	—
5	—	—	—	—
Total Fair Value	$1,334,005	100%	$812,520	100%

Results of Operations

The Company commenced investment operations on May 7, 2024.

($ in thousands)	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Total investment income	$109,767	$25,722
Net expenses	64,754	16,123
Net investment income (loss)	45,013	9,599
Net realized gain (loss)	(7,092)	(73)
Net unrealized appreciation (depreciation)	(504)	292
Net increase (decrease) in net assets resulting from operations	$37,417	$9,818

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the years ended December 31, 2025 and December 31, 2024:

($ in thousands)	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Investment Income
Interest income	$109,767	$25,722
Total Investment Income	$109,767	$25,722

For the years ended December 31, 2025 and December 31, 2024, total investment income was $109.8 million and $25.7 million, respectively, driven by deployment of capital and new purchases made during the year. The size of our investment portfolio at fair value, excluding the Company’s investment in U.S. Treasury Bills was $1.3 billion on December 31, 2025 and the weighted average yield on the debt and income producing portfolio at amortized cost was 9.84%.

Expenses

Expenses for the years ended December 31, 2025 and December 31, 2024 were as follows:

($ in thousands)	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Interest and debt financing costs	$41,021	$10,444
Amortization of offering costs	1,657	3,103
Management fee	6,495	1,746
Investment income incentive fee	7,933	592
Capital gains incentive fee	(33)	33
Organizational expense	—	33
Other general and administrative expenses	8,529	6,496
Professional fees	3,789	1,900
Trustees’ fees	650	682
Total expenses	$70,041	$25,029
Advisor expense support	(5,287)	(8,906)
Net Expenses	$64,754	$16,123

For the year ended December 31, 2025 and December 31, 2024, net expenses were $64.8 million and $16.1 million, respectively, primarily attributable to interest and other debt expenses. Interest and other debt expenses were driven by the interest on borrowings outstanding, unused and administrative fees and amortization of deferred financing costs. Furthermore, the Company received $18.1 million (since inception) in expense support from the Advisor (as described in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Agreements and Related Party Transactions”). Such expenses may be subject to reimbursement from the Company in the future.

Financial Condition, Liquidity and Capital Resources

The Company generates cash from (i) future offerings of the Company’s Common Shares or preferred shares, (ii) cash flows from operations and (iii) borrowings from banks or other lenders, including under the revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding Inc. (“MS”), and the revolving credit facility (the “SMTB Credit Facility”) with Sumitomo Mitsui Trust Bank, Limited, New York Branch (“SMTB”), and the revolving credit facilities (the “BNP I Revolving Credit Facility”) and (the “BNP Revolving Credit Facility II”) with BNP Paribas SA (“BNP”) as described in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Borrowings.” The Company will seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, the Company cannot commit to do so.

The Company’s primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Advisor), (iii) debt service of any borrowings and (iv) cash distributions to the holders of the Company’s shares.

Equity Activity

On December 20, 2023, an affiliate of the Advisor contributed $10,000 ($25 per share) of capital to the Company in exchange for 400 Common Shares. On May 7, 2024, the Company had its initial closing and received capital contributions of approximately $194.0 million. On March 31, 2025, June 30, 2025, and December 31, 2025, the Company received capital contributions of $50.0 million, $170.0 million, and $79.7 million, respectively. In addition, as of December 31, 2025, the Company had executed subscription agreements for approximately $2.2 billion of Capital Commitments (as of which $1.4 billion remains unfunded as of December 31, 2025).

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

MS Revolving Credit Facility

On February 22, 2024, the Company, through its wholly-owned financing subsidiary Overland Financing MS, LLC, entered into the MS Revolving Credit Facility. Under the MS Revolving Credit Facility, MS has agreed to make available to Overland Financing MS, LLC a revolving loan facility in the maximum principal amount of up to $300 million. On June 6, 2024 and November 15, 2024, certain terms, including the applicable margins, in the MS Revolving Credit Facility were amended. As of December 31, 2025, $195 million had been drawn under the MS Revolving Credit Facility. See also “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

SMTB Credit Facility

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

On December 9, 2024, certain terms, including the maximum commitments, in the SMTB Credit Facility were amended (the “First Amendment”). Among other things, the First Amendment temporarily increased the maximum commitments under the SMTB Credit Facility from $100 million to $200 million until March 31, 2025, after which the maximum commitments under the SMTB Credit Facility will be automatically reduced to $100.0 million. On February 14, 2025, certain terms, including the applicable margin, in the SMTB Credit Facility were amended. On March 26, 2025, the scheduled reduction date on the $100 million temporary increased commitment was extended to June 30, 2025. On May 1, 2025, the Company entered into a form of facility increase, pursuant to which the maximum commitments under the SMTB Credit Facility (including the $100 million temporary increased commitment) increased from $200 million to $275 million. On June 27, 2025, the maximum commitments under the SMTB Credit Facility were permanently increased to $400 million (the “Fourth Amendment”).

On August 13, 2025, the Company entered into an amendment (the “Fifth Amendment”) to the SMTB Credit Facility. Among other things, the Fifth Amendment (a) incorporated term loan tranche mechanics and reallocated $200 million of the $400 million maximum commitment (“SMTB Revolving Tranche”) under the SMTB Credit Facility to a new term loan tranche (the “SMTB Term Loan Tranche”) and (b) incorporated an applicable margin of 1.95% for term loans based on Term SOFR. The Company has the option under the SMTB Credit Facility to increase the aggregate maximum commitment to up to $700 million, and allocate between the SMTB Term Loan Tranche and the SMTB Revolving Tranche at the Company’s discretion.

On October 30, 2025, the Company entered into an amendment to the SMTB Credit Facility (the “Sixth Amendment”), which, among other things, incorporated a new $500 million uncommitted tranche and amended certain terms, including (a) reducing the applicable margin from (i) 1.25% to 0.75% for revolving loans based on the alternative base rate, (ii) 2.25% to 1.75% for revolving loans based on the Term SOFR rate and (iii) 1.95% to 1.60% for term loans based on the Term SOFR rate and (b) extending and the maturity date from July 10, 2026 to April 29, 2027. As of December 31, 2025, $497 million had been drawn under the SMTB Credit Facility.See also “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

BNP Revolving Credit Facility I

On December 17, 2024, the Company, through its wholly-owned financing subsidiary Overland Financing B, LLC, entered into the BNP Revolving Credit Facility. Under the BNP Revolving Credit Facility I, BNP has agreed to make available to Overland Financing B, LLC, a revolving loan facility in the maximum facility amount of $340 million from January 2, 2025 through March 31, 2025, a maximum facility amount of $330 million from April 1, 2025 through June 30, 2025, a maximum facility amount of $270 million from July 1, 2025 through September 30, 2025 and, as extended, a maximum facility amount of $139 million from October 1, 2025 through December 31, 2025. On September 26, 2025, the BNP Revolving Credit Facility I was amended to extend the maturity date to December 31, 2025 and other conforming changes. On December 2, 2025, the BNP Revolving Credit Facility I was terminated and all amounts outstanding thereunder were repaid. See also “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

BNP Revolving Credit Facility II

On December 2, 2025, the Company, through its wholly-owned financing subsidiary Overland Financing C, LLC, entered into the BNP Revolving Credit Facility II. Under the BNP Revolving Credit Facility II, BNP has agreed to make available to Overland Financing C, LLC, a revolving loan facility in the maximum principal amount of up to $400 million subject to additional increases. As of December 31, 2025, $139 million had been drawn under the BNP Revolving Credit Facility II. See also “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

From time to time in the future, we may establish one or more additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over the SOFR, or an alternative reference rate. We cannot assure Shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

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

Off-Balance Sheet Arrangements

The Company’s investment portfolio contains, and is expected to continue to contain, debt investments in the form of delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025, we held unfunded delayed draw term loans with a principal amount of $89.9 million.

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

PIK Income

The Company has loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s consolidated statements of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to Shareholders in the form of dividends, even though the Company has not yet collected cash.

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

Recent Developments

On March 6, 2026, the Company received $3,359 from a certain investor for the purchase of shares pursuant to the catch-up capital notice issued on December 19, 2025 and reported on Form 8-K filed on December 22, 2025.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. In addition, the MS Revolving Credit Facility, BNP Revolving Credit Facility I, BNP Revolving Credit Facility II, SMTB Credit Facility, and Secured Borrowings are subject to floating interest rates. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Borrowings.” A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of the Company’s investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for Income-Based Fee as described in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Agreements and Related Party Transactions.”

The last several quarters have been marked by significant volatility in global markets, driven by inflation, elevated interest rates, slowing economic growth, increased tariffs, trade tensions, geopolitical conditions, and political and regulatory uncertainty. The Federal Reserve commenced raising interest rates in March 2022. In a high interest rate environment, the Company’s cost of funds increases, which could reduce its net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. The Federal Reserve held interest rates steady in the first half of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. In September, October, and December of 2025, the Federal Reserve implemented additional 25-basis-point reductions in the federal funds rate to support ongoing economic growth. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in the Company’s net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that the Company earns on any portfolio investments, a decrease in the Company’s operating expenses, or a decrease in the interest rate associated with the Company’s borrowings.

As of December 31, 2025, all of the Company’s debt portfolio investments bore interest at variable rates, which are generally SOFR and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to interest rate floors. Further, the MS Revolving Credit Facility, BNP Revolving Credit Facility II, and SMTB Credit Facility bear interest at SOFR rates with no interest rate floors.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates to the Company’s loan portfolio and outstanding debt as of December 31, 2025, assuming no changes in our investment and borrowing structure.

($ in thousands)	Increase (Decrease) in	Increase (Decrease) in	Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 200 basis points	$27,089	$16,620	$10,469
Up 100 basis points	$13,545	$8,310	$5,235
Up 50 basis points	$6,772	$4,155	$2,617
Down 50 basis points	$(6,772)	$(4,155)	$(2,617)
Down 100 basis points	$(13,512)	$(8,310)	$(5,202)

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the Year ended December 31, 2025, 2024 and for the period February 10, 2023 (Date of Inception) to December 31, 2023	F-4
Consolidated Statements of Changes in Net Assets for the Year ended December 31, 2025, 2024 and for the period February 10, 2023 (Date of Inception) to December 31, 2023	F-5
Consolidated Statements of Cash Flows for the Year ended December 31, 2025, 2024 and for the period February 10, 2023 (Date of Inception) to December 31, 2023	F-6
Consolidated Schedule of Investments as of December 31, 2025 and 2024	F-7
Notes to Consolidated Financial Statements	F-16

91

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Overland Advantage

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Overland Advantage and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2025 and the period February 10, 2023 (date of inception) to December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2025 and the period February 10, 2023 (date of inception) to December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodians, agent banks, transfer agents, and brokers; when replies were not received from brokers, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 20, 2026

We have served as the Company’s auditor since 2023.

Overland Advantage

Consolidated Statements of Assets and Liabilities

(amounts in thousands, except share and per share data)

	December 31, 2025		December 31, 2024
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,507,082 and $947,345, respectively)	$1,506,869		$947,637
Cash and cash equivalents	19,127		31,554
Capital contributions receivable	3,359		—
Receivable for unsettled sales	49,152		—
Interest receivable on investments	7,979		2,806
Deferred financing costs	5,435		3,732
Other assets	126		226
Prepaid insurance	1		287
Receivable for paydowns of investments	1,294		57
Deferred offering costs	—		1,657
Total Assets	$1,593,342		$987,956

Liabilities
Credit facilities	$631,000		$450,000
Term loan (net of unamortized deferred financing costs of $822 and $0, respectively)	199,178		—
Secured borrowings	—		18,000
Distribution payable	14,777		10,023
Interest payable	5,499		5,099
Payable to affiliates	6,061		4,412
Investment income incentive fee payable	2,564		592
Management fee payable	1,973		804
Payable for unsettled purchases	—		69,940
Accrued capital gains incentive fee	—		33
Total Liabilities	$861,052		$558,903

Commitments and contingencies (Note 8)

Net Assets
Series A Preferred Shares, $0.001 par value, 515 shares authorized, 515 and 0 shares issued and outstanding, respectively	—	(1)	—
Paid-in-capital in excess of par value of Series A Preferred Shares	1,257		—
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 29,610,407 and 17,122,713 shares issued and outstanding, respectively	30		17
Paid-in-capital in excess of par value	737,892		428,267
Distributable earnings (loss)	(6,889)		769
Total Net Assets	$732,290		$429,053
Total Liabilities and Net Assets	$1,593,342		$987,956
Net asset value per Common Share	$24.69		$25.06

(1)
The par amount of Series A Preferred Shares at December 31, 2025 is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	For the year ended	For the year ended	For the period from February 10, 2023 (Date of Inception) to
	December 31, 2025	December 31, 2024	December 31, 2023
Investment income
From non-controlled/non-affiliated investments:
Interest income	$109,767	$25,722	$—
Total investment income	109,767	25,722	—
Expenses
Interest and debt financing costs	41,021	10,444	—
Amortization of offering costs	1,657	3,103	—
Management fees	6,495	1,746	—
Investment income incentive fee	7,933	592	—
Capital gains incentive fee	(33)	33	—
Organizational expenses	—	33	2,676
Other general and administrative expenses	8,529	6,496	—
Professional fees	3,789	1,900	1,257
Trustees’ fees	650	682	—
Total expenses	70,041	25,029	3,933

Less advisor expense support (Note 4)	(5,287)	(8,906)	(3,933)
Net expenses	64,754	16,123	—
Net investment income (loss)	45,013	9,599	—

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(7,092)	(73)	—
Net realized gains (losses)	(7,092)	(73)	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(504)	292	—
Net change in unrealized appreciation (depreciation)	(504)	292	—
Net realized and unrealized gain (loss)	(7,596)	219	—
Net increase (decrease) in net assets from operations	37,417	9,818	—

Per Share information - Basic and Diluted
Net investment income (loss) per Common Share (basic and diluted)	$2.02	$1.59	$—
Earnings per Common Share (basic and diluted)	$1.68	$1.62	$—
Weighted average shares of Common Shares outstanding (basic and diluted)	22,328,758	6,044,103	—

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Changes in Net Assets

(amounts in thousands, except share and per share data)

	Preferred Shares		Common Shares		Paid-in-Capital in Excess of Par Value	Accumulated Earnings (Loss), net of Distributions	Total Net Assets
	Shares	Par Value	Shares	Par Value
Balance, February 10, 2023	—	$—	—	$—	$—	$—	$—
Operations:
Net investment income (loss)	—	—	—	—	—	—	—
Net increase (decrease) in net assets from operations	—	—	—	—	—	—	—
Capital share transactions:
Issuance common shares(1)	—	—	400	—	10	—	10
Net increase (decrease) in net assets from capital transactions	—	—	400	—	10	—	10
Net increase (decrease) in net assets for the period	—	—	—	—	10	—	10
Balance, December 31, 2023	—	$—	400	$—	$10	$—	$10
Operations:
Net investment income (loss)	—	$—	—	$—	$—	$9,599	$9,599
Net realized gains (losses)	—	—	—	—	—	(73)	(73)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	292	292
Net increase (decrease) in net assets from operations	—	—	—	—	—	9,818	9,818
Distributions to Shareholders:
Distributions from distributable earnings	—	—	—	—	—	(10,023)	(10,023)
Net increase (decrease) resulting from shareholder distributions	—	—	—	—	—	(10,023)	(10,023)
Capital share transactions:
Issuance of common shares	—	—	17,122,313	17	429,231	—	429,248
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	—	—	—	—	(974)	974	—
Net increase (decrease) in net assets from capital transactions	—	—	17,122,313	17	428,257	974	429,248
Net increase (decrease) in net assets for the period	—	—	17,122,313	17	428,257	769	429,043
Balance, December 31, 2024	—	$—	17,122,713	$17	$428,267	$769	$429,053
Operations:
Net investment income (loss)	—	$—	—	$—	$—	$45,013	$45,013
Net realized gains (losses)	—	—	—	—	—	(7,092)	(7,092)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(504)	(504)
Net increase (decrease) in net assets from operations	—	—	—	—	—	37,417	37,417
Distributions to Shareholders:
Distributions from distributable earnings	—	—	—	—	—	(45,080)	(45,080)
Preferred share dividends	—	—	—	—	—	(10)	(10)
Net increase (decrease) resulting from shareholder distributions	—	—	—	—	—	(45,090)	(45,090)
Capital share transactions:
Issuance of common shares	—	—	12,088,835	12	299,657	—	299,669
Issuance of preferred shares(2)	515	—	—	—	1,257	—	1,257
Common shares issued from reinvestment of distributions	—	—	398,859	1	9,983	—	9,984
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	—	—	—	—	(15)	15	—
Net increase (decrease) in net assets from capital transactions	515	—	12,487,694	13	310,882	15	310,910
Net increase (decrease) in net assets for the period	515	—	12,487,694	13	310,882	(7,658)	303,237
Balance, December 31, 2025	515	$—	29,610,407	$30	$739,149	$(6,889)	$732,290

(1) The par amount of Common Shares is zero due to rounding.

(2) The par amount of Series A Preferred Shares is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Cash Flows

(amounts in thousands, except share and per share data)

	For the year ended	For the year ended	For the period from February 10, 2023 (Date of Inception) to
	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$37,417	$9,818	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(1,746,425)	(981,169)	—
Proceeds from sales of investments and principal repayments	1,185,450	33,993	—
Payment-in-kind interest	(2,760)	—	—
Net realized (gains) losses on investments	7,092	73	—
Net change in unrealized (appreciation) depreciation	504	(292)	—
Net accretion of discount on investments	(3,093)	(242)	—
Amortization of deferred financing costs	2,971	1,121	—
Amortization of deferred offering costs	1,657	3,103	—
Changes in operating assets and liabilities:			—
(Increase) decrease in prepaid insurance	286	(287)	—
(Increase) decrease in other assets	100	(75)	(152)
(Increase) decrease in interest receivable on investments	(5,173)	(2,806)	—
(Increase) decrease in receivable for paydowns of investments	(1,237)	(57)	—
(Increase) decrease in receivable for unsettled sales	(49,152)	—
Increase (decrease) in investment income incentive fee payable	1,972	592	—
Increase (decrease) in accrued capital gains incentive fee	(33)	33	—
Increase (decrease) in management fee payable	1,169	804	—
Increase (decrease) in payable to affiliates (1)	1,537	(499)	152
Increase (decrease) in payable for unsettled purchases	(69,940)	69,940	—
Increase (decrease) in interest payable	400	5,099	—
Net cash provided by (used in) operating activities	(637,258)	(860,851)	—
Cash flows from financing activities:
Proceeds from issuance of common shares, net	296,310	429,248	10
Distributions paid	(30,342)	—	—
Deferred financing costs paid	(5,384)	(4,853)	—
Borrowings on credit facilities	1,292,500	525,000	—
Paydown on credit facilities	(911,500)	(75,000)	—
Repayment of secured borrowings	(78,000)	—	—
Proceeds from secured borrowings	60,000	18,000	—
Proceeds from issuance of Series A Preferred Shares	1,257	—	—
Series A Preferred Shares dividends paid	(10)	—	—
Net cash provided by (used in) financing activities	624,831	892,395	10
Net increase (decrease) in cash and cash equivalents	(12,427)	31,544	10
Cash and cash equivalents, beginning of period	31,554	10	—
Cash and cash equivalents, end of period	$19,127	$31,554	$10

Supplemental and Non-Cash Financing Activities
Accrued but unpaid deferred financing costs	$112	$—	$—
Accrued but unpaid deferred offering costs	$—	$1,095	$3,665
Cash paid during the period for interest	$37,625	$4,224	$—
Distribution payable	$14,777	$10,023	$—
Reinvestment of shareholder distributions	$9,984	$—	$—
Reallocation of revolving credit facility	$200,000	$—	$—

(1)
Increases in payable to affiliates is reduced by the accrued but unpaid deferred financing and offering costs.

Certain prior period amounts have been reclassified to conform to current period presentation.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Investments
Non-controlled/non-affiliated debt
Debt investments(4)(5)
Building Products
Atlantic Squared Supply LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 6.00%	11/17/2030	64,655	$63,547	$63,524	8.67%
Atlantic Squared Supply LLC(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 6.00%	11/17/2030	—	(88)	(91)	(0.01)%
					63,459	63,433	8.66%
Commercial Services & Supplies
Advanced Technology Services Inc(6)(7)(14)	First lien senior secured term loan	SOFR + 5.00%	4/21/2031	66,052	65,122	65,117	8.89%
Advanced Technology Services Inc(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.00%	4/21/2031	—	(117)	(132)	(0.02)%
CI (MG) GROUP, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.50%	3/27/2030	47,195	46,565	46,656	6.37%
CI (MG) GROUP, LLC(6)(8)(12)	First lien senior secured delayed draw term loan	SOFR + 5.50%	3/27/2030	11,685	11,458	11,542	1.58%
CI (MG) GROUP, LLC(6)(8)(12)	First lien senior secured revolving loan	SOFR + 5.50%	3/27/2030	2,939	2,874	2,881	0.39%
Continental Cafe LLC(6)(7)(14)	First lien senior secured term loan	SOFR + 5.00%	12/31/2029	60,375	59,754	59,850	8.17%
Continental Cafe LLC(6)(7)(8)(12)	First lien senior secured delayed draw term loan	SOFR + 5.00%	12/31/2029	12,668	12,463	12,439	1.70%
Power Services Group CR Acquisition, Inc.(6)(8)(14)	First lien senior secured term loan	SOFR + 5.00%	8/5/2030	29,850	29,421	29,478	4.02%
					227,540	227,831	31.10%
Construction & Engineering
Stark Tech Holdco, LLC(6)(7)	First lien senior secured term loan	SOFR + 6.00%	5/13/2030	10,000	9,804	9,800	1.34%
Stark Tech Holdco, LLC(6)(7)(14)	First lien senior secured term loan	SOFR + 6.00%	5/13/2030	33,453	32,982	32,982	4.50%
Stark Tech Holdco, LLC(6)(7)	First lien senior secured delayed draw term loan	SOFR + 6.00%	5/13/2030	28,325	27,926	28,140	3.84%
Stark Tech Holdco, LLC(6)(7)	First lien senior secured delayed draw term loan	SOFR + 6.00%	5/13/2030	12,899	12,715	12,814	1.75%
					83,427	83,736	11.43%
Consumer Finance
Maxitransfers Blocker Corp(6)(7)(14)	Second lien senior secured term loan	SOFR + 7.00%	6/18/2030	49,500	48,640	48,987	6.69%
					48,640	48,987	6.69%

Overland Advantage

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Consumer Staples Distribution & Retail
Columbus Distributing Holdings Company(6)(7)	Unsecured term loan	SOFR + 9.00%	5/7/2029	15,000	14,704	14,700	2.01%
Hand Family Companies Holdings, LLC(6)(8)	Unsecured term loan	SOFR + 9.00%	11/29/2030	13,951	13,698	13,682	1.87%
Hand Family Companies Holdings, LLC(6)(8)(11)(12)	Unsecured delayed draw term loan	SOFR + 9.00%	11/29/2030	—	(250)	(279)	(0.04)%
Hand Family Companies Holdings, LLC(6)(8)(11)(12)	Unsecured delayed draw term loan	SOFR + 9.00%	11/29/2030	—	(92)	(102)	(0.01)%
Sunset Distributing LLC(6)(8)(14)(16)	First lien senior secured term loan	SOFR + 5.75%	5/30/2030	50,397	49,489	47,820	6.53%
Sunset Distributing LLC(6)(8) (16)	First lien senior secured delayed draw term loan	SOFR + 5.75%	5/30/2030	9,659	9,484	9,165	1.25%
Southern Crown Beverage Holdings, LLC(6)(7) (15)	Unsecured term loan	SOFR + 9.00%	5/2/2031	52,760	51,812	51,785	7.07%
					138,845	136,771	18.68%
Diversified Financial Services
Boost Newco Borrower LLC(8)(14)	First lien senior secured term loan	SOFR + 2.00%	1/31/2031	5,940	5,982	5,944	0.81%
					5,982	5,944	0.81%
Electronic Equipment
Madison IAQ LLC(9)(14)	First lien senior secured term loan	SOFR + 2.50%	6/21/2028	5,907	5,934	5,932	0.81%
					5,934	5,932	0.81%
Energy Equipment & Services
Jones Industrial Holdings Inc(6)(8)(14)	First lien senior secured term loan	SOFR + 5.25%	5/3/2030	80,393	79,250	79,290	10.82%
					79,250	79,290	10.82%
Health Care Equipment & Supplies
Medline Borrower LP(7)(14)	First lien senior secured term loan	SOFR + 1.75%	10/23/2030	4,913	4,937	4,929	0.67%
					4,937	4,929	0.67%
Health Care Providers & Services
Envision Management Holding, Inc.(6)(7)(14)	First lien senior secured term loan	SOFR + 5.50%	12/31/2030	68,068	67,047	67,047	9.15%
Envision Management Holding, Inc.(6)(7)(12)	First lien senior secured delayed draw term loan	SOFR + 5.50%	12/31/2030	10,808	10,623	10,704	1.46%
FFF Enterprises Inc(6)(7)(14)	First lien senior secured term loan	SOFR + 6.25%	12/12/2028	79,200	77,970	77,932	10.64%
SGA Dental Partners OPCO, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.50%	7/17/2029	78,091	76,932	77,157	10.53%
SGA Dental Partners OPCO, LLC(6)(8)	First lien senior secured delayed draw term loan	SOFR + 5.50%	7/17/2029	14,771	14,541	14,594	1.99%
					247,113	247,434	33.77%
Health Care Technology
Waystar Technologies Inc(7)(13)(14)	First lien senior secured term loan	SOFR + 2.00%	10/22/2029	4,189	4,218	4,210	0.57%
					4,218	4,210	0.57%

Overland Advantage

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Hotels, Restaurants & Leisure
Alterra Mountain Co(7)(14)	First lien senior secured term loan	SOFR + 2.50%	8/17/2028	3,984	4,012	3,994	0.55%
CV Borrower, LLC(6)(7)(10)(14)	First lien senior secured term loan	SOFR + 5.50%	8/30/2030	98,750	97,101	97,801	13.35%
Exclusive Resorts Real Estate Holdings I, LLC(6)(7)(14)	First lien senior secured term loan	SOFR + 5.00%	12/3/2030	63,281	62,648	62,648	8.55%
Exclusive Resorts Real Estate Holdings I, LLC(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.00%	12/3/2030	—	(58)	(59)	(0.01)%
					163,703	164,384	22.44%
Household Products
VC GB Holdings I Corp(8)(14)	First lien senior secured term loan	SOFR + 3.50%	7/21/2028	2,362	2,369	2,370	0.32%
					2,369	2,370	0.32%
IT Services
Go Daddy Operating Co LLC(7)(13)(14)	First lien senior secured term loan	SOFR + 1.75%	11/9/2029	3,305	3,320	3,309	0.45%
					3,320	3,309	0.45%
Machinery
Technique Midco, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.50%	11/14/2031	58,158	57,151	57,140	7.80%
					57,151	57,140	7.80%
Software
Diversis Tempo Holdco, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 6.25%	8/22/2031	75,000	74,108	74,171	10.13%
UKG Inc(8)(14)	First lien senior secured term loan	SOFR + 2.50%	2/10/2031	5,925	5,965	5,928	0.81%
					80,073	80,099	10.94%
Textiles, Apparel & Luxury Goods
ABG Intermediate Holdings 2 LLC(7)(14)	First lien senior secured term loan	SOFR + 2.25%	12/21/2028	5,895	5,936	5,899	0.81%
					5,936	5,899	0.81%
Trading Companies & Distributors
JF Acquisition LLC(6)(7)(14)	First lien senior secured term loan	SOFR + 5.75%	6/18/2030	34,363	33,748	33,676	4.60%
JF Acquisition LLC(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.75%	6/18/2030	—	(91)	(64)	(0.01)%
JF Acquisition LLC(6)(8)(11)(12)	First lien senior secured revolving loan	SOFR + 5.75%	6/18/2030	—	(71)	(79)	(0.01)%
					33,586	33,533	4.58%

Overland Advantage

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Water Utilities
USG AS Holdings, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.25%	6/11/2030	79,800	78,724	78,774	10.75%
					78,724	78,774	10.75%
Total Debt Investments					$1,334,207	$1,334,005	182.10%

U.S. Treasury Bill
U.S. Treasury Bill	—	3.61%	4/7/2026	174,487	$172,875	$172,864	23.60%
Total Investments					$1,507,082	$1,506,869	205.70%

Cash Equivalents
BlackRock Liquidity FedFund - Institutional	—	3.64%	—	9,670	$9,670	$9,670	1.32%
Goldman Sachs Financial Square Government Fund Institutional Shares		3.69%	—	124	124	124	0.02%
Total Cash Equivalents					$9,794	$9,794	1.34%

Total Investments and Cash Equivalents					$1,516,876	$1,516,663	207.04%

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
(3)
Fair value is determined in good faith by or under the direction of the Board pursuant to the Company’s valuation policy (see Note 6 “Fair Value Measurements”).
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
(7)
The interest rate on these investments is subject to one-month SOFR, which was 3.69% as of December 31, 2025.
(8)
The interest rate on these investments is subject to three-month SOFR, which was 3.65% as of December 31, 2025.
(9)
The interest rate on these investments is subject to six-month SOFR, which was 3.57% as of December 31, 2025.
(10)
The interest rate on these investments is subject to twelve-month SOFR, which was 3.42% as of December 31, 2025.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Position or portion thereof is an unfunded loan or equity commitment (see Note 8 “Commitments and Contingencies”).
(13)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2025, non-qualifying assets represented 0.5% of total assets as calculated in accordance with the regulatory requirements.
(14)
All or a portion of the investment is pledged as collateral for the Company’s debt obligations (as defined in Note 7 “Borrowings”).
(15)
This investment allows for a payment-in-kind (“PIK”) election, allowing up to two-thirds of total interest due to be paid in-kind, with a 0.50% PIK premium added to the applicable margin. The investment elected PIK as of the current period.
(16)
During the year ended December 31, 2025, the Company acquired a term loan for aggregate payments of $107.1 million and entered into a commitment to fund a delayed draw term loan of $21 million, such transactions occurring at fair value with Wells Fargo.

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

Overland Advantage

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data, unless otherwise indicated)

1.
Organization and Business

Overland Advantage, a Delaware statutory trust (together, with its consolidated subsidiaries, the “Company”), was formed on February 10, 2023 to lend to U.S. middle market companies. The Company’s investment objective is to generate attractive risk-adjusted returns, predominantly in the form of current income, with select investments exhibiting the ability to capture long-term capital appreciation. The Company’s investment strategy is primarily focused on newly-originated, privately-negotiated senior secured term loans in middle market non-sponsor companies, which are companies that are not backed by a private equity firm or other professional equity investor, and sponsor-owned companies, which are companies backed by such a firm or person.

The Company implements its investment strategy directly and through its wholly-owned subsidiaries. As used herein, the term “subsidiary” means an entity that primarily engages in investment activities in securities or other assets and is wholly-owned by the Company. The Company is required to comply with the provisions of Section 18 of the Investment Company Act of 1940, as amended (the “1940 Act”), governing capital structure and leverage on an aggregate basis with the Company’s subsidiaries. The Company’s subsidiaries are required to comply with the provisions of Section 17 of the 1940 Act related to affiliated transactions and custody. To the extent that the Company forms a subsidiary advised by an investment adviser other than the Advisor, the investment adviser to such subsidiaries are required to comply with the provisions of the 1940 Act relating to investment advisory contracts, including but not limited to, Section 15, as if it were an investment adviser to the Company under Section 2(a)(20) of the 1940 Act.

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

The Company has formed four wholly-owned financing subsidiaries, which are structured as Delaware limited liability companies.

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

The Company consolidates the results of its wholly-owned financing subsidiaries: Overland Financing MS, LLC, Overland Financing DB, LLC, Overland Financing B, LLC, and Overland Financing C, LLC. There were no transactions by Overland Financing DB, LLC through December 31, 2025. All intercompany accounts and transactions have been eliminated in consolidation.

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

PIK Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s consolidated statements of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to each holder of the Company’s Common Shares (“Shareholders”) in the form of dividends, even though the Company has not yet collected cash. For the years ended December 31, 2025 and December 31, 2024, the Company earned $3,060 and $0, respectively, in PIK income representing 2.8% and 0% ,of total investment income, respectively.

Non-Accrual Loans

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. There were no loans on non-accrual status as of December 31, 2025 and December 31, 2024.

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

Offering and Organizational Expenses

Organizational expenses are charged as incurred and include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its subsidiaries, their related documents of organization and the Company’s election to be regulated as a BDC. During the years ended December 31, 2025 and December 31, 2024, organizational expenses incurred amounted to $0 and $33, respectively. For the period February 10, 2023 (date of inception) to December 31, 2023, organizational expenses incurred amounts to $2,676.

Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of the Company’s registration statement on Form 10 as well as the expenses of Centerbridge and Wells Fargo in negotiating and documenting other arrangements with the initial investors of the Company. Offering expenses of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. During the year ended December 31, 2025 and December 31, 2024, offering costs incurred amounted to $0 and $1,095, respectively. For the period February 10, 2023 (date of inception) to December 31, 2023, offering costs incurred amounted to $3,665, all of which have been capitalized and deferred. The Company started amortizing the deferred costs from the date of commencement of operations. As of December 31, 2025 and December 31, 2024, the Company had approximately $0 and $1,657, respectively, of unamortized deferred offering costs.

The Company’s organizational and offering costs are the responsibility of the Company and have preliminarily been paid by an affiliate of the Advisor on the Company’s behalf. However, as discussed in Note 4, a portion of the Company’s expenses incurred through December 31, 2025 included on the Company’s consolidated statements of operations, including its organizational and offering costs, have been assumed by the Advisor pursuant to the Expense Support Agreement.

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

Professional Fees

Professional fees are expensed as incurred and include legal expenses, consulting fees, and audit and tax preparation fees. A portion of professional fees have been subject to reimbursement by the Advisor pursuant to the Expense Support Agreement. Refer to Note 4 for more information on the Expense Support Agreement.

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

Income Taxes

The Company has elected to be treated as a RIC and intends to qualify annually as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not be subject to any corporate-level U.S. federal income taxes on any ordinary income or capital gains that is distributed at least annually to its Shareholders. Any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

Distributions

Distributions to common Shareholders are recorded as of the record date. The amount to be paid out as a distribution is determined by the board of trustees of the Company (the “Board”).

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

Management Fee

The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the average value of the Company’s net assets as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter, excluding cash and cash equivalents. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases. No management fee will be charged on committed but undrawn Capital Commitments (as defined below). For the years ended December 31, 2025 and December 31, 2024, the Management Fee was $6,495 and $1,746, respectively. For the period February 10, 2023 (date of inception) to December 31, 2023, the Management Fee was $0.

As of December 31, 2025 and December 31, 2024, $1,973 and $804, respectively, remained payable and is recorded in management fee payable on the consolidated statements of assets and liabilities.

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

For the year ended December 31, 2025 and December 31, 2024, the incentive fee was $7,933 and $592, respectively. For the period February 10, 2023 (date of inception) to December 31, 2023, the incentive fee was $0.

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

For the year ended December 31, 2025 and December 31, 2024, the accrued capital gains incentive fees were $(33) and $33, respectively. For the period February 10, 2023 (date of inception) to December 31, 2023, the accrued capital gains incentive fee was $0.

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

From time to time, the Administrator, the Advisor or their respective affiliates may pay third-party providers of goods or services. The Company will subsequently reimburse such entity, as applicable, for such amounts paid on the Company’s behalf. These reimbursable amounts are recorded in the payable to affiliates line item on the consolidated statements of assets and liabilities.

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

Transactions with Affiliates

During the year ended December 31, 2024, the Company entered into an agreement with a remote affiliate to assign the rights and obligations of 25% of Triwest Healthcare Alliance Corp’s $50 million senior secured term loan and $50 million senior secured delayed draw term loan. The funded portion of such loans amounted to an aggregate price of $12.3 million.

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

During the year ended December 31, 2025, the Company assigned the rights and obligations of three investments to a remote affiliate for aggregate proceeds of $79.3 million.

5.
Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	December 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt investments	$1,205,695	$1,205,232	$763,201	$763,520
Second lien senior secured debt investments	48,640	48,987	49,004	49,000
Unsecured debt investments	79,872	79,786	—	—
U.S. treasury bills	172,875	172,864	135,140	135,117
Total Investments	$1,507,082	$1,506,869	$947,345	$947,637

The industry composition of investments based on fair value consisted of the below as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

	December 31, 2025	December 31, 2024
Health Care Providers & Services	18.5%	33.3%
Commercial Services & Supplies	17.1	9.3
Hotels, Restaurants & Leisure	12.3	15.0
Consumer Staples Distribution & Retail	10.3	—
Construction & Engineering	6.3	1.1
Software	6.0	7.7
Energy Equipment & Services	5.9	—
Water Utilities	5.9	—
Building Products	4.8	2.1
Machinery	4.3	0.9
Consumer Finance	3.7	6.0
Trading Companies & Distributors	2.5	—
Diversified Financial Services	0.5	0.8
Electrical Equipment	0.4	1.2
Textiles, Apparel & Luxury Goods	0.4	0.7
Health Care Equipment & Supplies	0.4	0.6
Health Care Technology	0.3	3.0
Household Products	0.2	1.0
IT Services	0.2	0.4
Specialty Retail	—	2.8
Automobile Components	—	1.8
Professional Services	—	1.7
Oil, Gas & Consumable Fuels	—	1.6
Diversified Consumer Services	—	1.6
Construction Materials	—	1.2
Distributors	—	1.0
Communications Equipment	—	1.0
Household Durables	—	1.0
Electric Utilities	—	0.9
Chemicals	—	0.9
Transportation Infrastructure	—	0.7
Semiconductors & Semiconductor Equipment	—	0.5
Pharmaceuticals	—	0.2
Total	100%	100%

The geographic composition of investments at amortized cost and on fair value as of December 31, 2025 and December 31, 2024 consisted of the below (excluding the Company’s investment in U.S. Treasury Bills):

December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$1,334,207	$1,334,005	100%	182%
Total	$1,334,207	$1,334,005	100%	182%

December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$812,205	$812,520	100%	189%
Total	$812,205	$812,520	100%	189%

6.
Fair Value Measurements

The following tables present the fair value hierarchy of cash equivalents and investments as of December 31, 2025 and December 31, 2024:

	Fair Value Hierarchy as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Investments:
First lien senior secured debt investments	$—	$42,515	$1,162,717	$1,205,232
Second lien senior secured debt investments	—	—	48,987	48,987
Unsecured debt investments	—	—	79,786	79,786
U.S. treasury bill	172,864	—	—	172,864
Cash equivalents	9,794	—	—	9,794
Total cash equivalents and investments at fair value	$182,658	$42,515	$1,291,490	$1,516,663

	Fair Value Hierarchy as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Investments:
First lien senior secured debt investments	$—	$368,314	$395,206	$763,520
Second lien senior secured debt investments	—	—	49,000	49,000
U.S. treasury bill	135,117	—	—	135,117
Cash equivalents	26,055	—	—	26,055
Total cash equivalents and investments at fair value	$161,172	$368,314	$444,206	$973,692

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2025 and December 31, 2024:

	For the Year Ended December 31, 2025
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Unsecured debt investments	Total
Fair value, beginning of period	$395,206	$49,000	$—	$444,206
Purchases of investments, net	1,032,979	—	76,992	1,109,971
Payment-in-kind	—	—	2,760	2,760
Proceeds from investments, net	(266,691)	(500)	—	(267,191)
Net change in unrealized appreciation (depreciation)	(1,875)	351	(86)	(1,610)
Net realized gains (losses)	(13)	—	—	(13)
Net amortization/accretion of premium/discount on investments	3,111	136	120	3,367
Transfers between investment types	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$1,162,717	$48,987	$79,786	$1,291,490
Net change in unrealized appreciation (depreciation) still held at December 31, 2025	$(1,392)	$351	$(85)	$(1,126)

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2025, there were no transfers into (out of) Level 3.

	For the Year Ended December 31, 2024
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Unsecured debt investments	Total
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments, net	405,878	49,000	—	454,878
Payment-in-kind	—	—	—	—
Proceeds from investments, net	(12,609)	—	—	(12,609)
Net change in unrealized appreciation (depreciation)	1,571	(4)	—	1,567
Net realized gains (losses)	(6)	—	—	(6)
Net amortization/accretion of premium/discount on investments	372	4	—	376
Transfers between investment types	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$395,206	$49,000	$—	$444,206
Net change in unrealized appreciation (depreciation) still held at December 31, 2024	$1,571	$(4)	$—	$1,567

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2024, there were no transfers into (out of) Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 assets as of the following period. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of December 31, 2025
				Range
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First lien senior secured debt investments	$868,271	Yield Analysis	Discount Rate	8.8%	11.2%	9.7%
First lien senior secured debt investments	294,446	Recent Transaction	Transaction Price	98.0%	99.3%	98.5%
Second lien senior secured debt investments	48,987	Yield Analysis	Discount Rate	11.4%	11.4%	11.4%
Unsecured debt investments	65,086	Yield Analysis	Discount Rate	13.3%	13.8%	13.4%
Unsecured debt investments	14,700	Recent Transaction	Transaction Price	98.0%	98.0%	98.0%
Total	$1,291,490

	As of December 31, 2024
				Range
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First lien senior secured debt investments	$256,749	Yield Analysis	Discount Rate	10.4%	12.3%	10.9%
First lien senior secured debt investments	138,457	Recent Transaction	Transaction Price	98.0%	98.8%	98.3%
Second lien senior secured debt investments	49,000	Recent Transaction	Transaction Price	98.0%	98.0%	98.0%
Total	$444,206

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

7.
Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025, the Company’s asset coverage was 187.67%. As of December 31, 2025, the Company has reported that it is in compliance with all covenants and other requirements of the MS Revolving Credit Facility, SMTB Credit Facility, BNP Revolving Credit Facility I, BNP Revolving Credit Facility II as well as the December 2024 Secured Borrowing and the June 2025 Secured Borrowing (together with the December 2024 Secured Borrowing, the “Secured Borrowings”) (each as defined below). The Company’s debt obligations are recorded at carrying value, which approximates fair value.

The below tables present the Company’s outstanding debt obligations as of the following periods:

	December 31, 2025
	Aggregate Principal	Outstanding	Net Carrying	Unused
($ in thousands)	Committed	Principal	Value	Portion(1)
MS Revolving Credit Facility	$300,000	$195,000	$195,000	$105,000
SMTB Revolving Tranche	420,000	297,000	297,000	123,000
SMTB Term Loan Tranche (2)	200,000	200,000	199,178	—
BNP Revolving Credit Facility II	400,000	139,000	139,000	261,000
Total Borrowings	$1,320,000	$831,000	$830,178	$489,000

(1)
The unused portion is the amount upon which unused fees are based, if any.
(2)
Carrying value is net of unamortized deferred financing costs of $822.

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

As of December 31, 2025 and December 31, 2024, the Company had $195 million and $300 million, respectively, in outstanding borrowings under the MS Revolving Credit Facility.

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

As of December 31, 2025, the Company had recorded $3,339 of cumulative deferred financing costs in connection with the MS Revolving Credit Facility.

The components of interest expense related to the MS Revolving Credit Facility for the years ended December 31, 2025 and December 31, 2024 were as follows:

	For the Year Ended	For the Year Ended
($ in thousands)	December 31, 2025	December 31, 2024
Stated interest expense	$13,534	$7,292
Unused/undrawn fees	468	606
Amortization of deferred financing costs	1,153	866
Administration fees	456	344
Total interest and debt financing costs	$15,611	$9,108
Average stated interest rate	6.43%	4.37%
Average borrowings	$207,658	$141,375

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

On August 13, 2025, the Company entered into an amendment (the “Fifth Amendment”) to the SMTB Credit Facility. Among other things, the Fifth Amendment (a) incorporated term loan tranche mechanics and reallocated $200 million of the $400 million maximum commitment (“SMTB Revolving Tranche”) under the SMTB Credit Facility to a new term loan tranche (the “SMTB Term Loan Tranche”) and (b) incorporated an applicable margin of 1.95% for term loans based on Term SOFR. The Company has the option under the SMTB Credit Facility to increase the aggregate maximum commitment to up to $700 million, and allocate between the SMTB Term Loan Tranche and the SMTB Revolving Tranche at the Company’s discretion.

On October 30, 2025, the Company entered into an amendment to the SMTB Credit Facility (the “Sixth Amendment”), which, among other things, incorporated a new $500 million uncommitted tranche and amended certain terms, including (a) reducing the applicable margin from (i) 1.25% to 0.75% for revolving loans based on the alternate base rate, (ii) 2.25% to 1.75% for revolving loans based on the Term SOFR rate and (iii) 1.95% to 1.60% for term loans based on the Term SOFR rate and (b) extending the maturity date from July 10, 2026 to April 29, 2027.

As of December 31, 2025 and December 31, 2024, the Company had $497 million and $150 million, respectively, in outstanding borrowings under the SMTB Credit Facility.

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

As of December 31, 2025 and December 31, 2024, the Company had $297 million and $0 million, respectively, in outstanding borrowings under the SMTB Revolving Tranche.

As of December 31, 2025, the Company had recorded $2,115 of cumulative deferred financing costs in connection with the SMTB Revolving Tranche.

The components of interest expense related to the SMTB Revolving Tranche for the years ended December 31, 2025 and December 31, 2024 were as follows:

	For the Year Ended	For the Year Ended
($ in thousands)	December 31, 2025	December 31, 2024
Stated interest expense	$10,686	$938
Unused/undrawn fees	319	96
Amortization of deferred financing costs	1,038	255
Administration fees	—	—
Total interest and debt financing costs	$12,043	$1,289
Average stated interest rate	6.39%	7.36%
Average borrowings	$165,587	$26,743

As of December 31, 2025 and December 31, 2024, the Company had $200 million and $0 million, respectively, in outstanding borrowings under the SMTB Term Loan Tranche.

As of December 31, 2025, the Company had recorded $1,084 of cumulative deferred financing costs in connection with the SMTB Term Loan.

The components of interest expense related to the SMTB Term Loan Tranche for the years ended December 31, 2025 and December 31, 2024 were as follows:

	For the Year Ended	For the Year Ended
($ in thousands)	December 31, 2025	December 31, 2024
Stated interest expense	$4,536	$—
Amortization of deferred financing costs	262	—
Total interest and debt financing costs	$4,798	$—
Average stated interest rate	5.87%	0.00%

BNP Revolving Credit Facility I

On December 17, 2024, Overland Financing B, LLC, a wholly-owned financing subsidiary of the Company, entered into a revolving credit facility (the “BNP Revolving Credit Facility I”) with BNP Paribas SA (“BNP”). BNP serves as the lender, Wilmington Trust, National Association, serves as collateral agent, account bank and collateral custodian and the Company serves as guarantor under the BNP Revolving Credit Facility I.

Under the BNP Revolving Credit Facility I, BNP has agreed to make available to Overland Financing B, LLC, a revolving loan facility in the maximum facility amount of $340 million from January 2, 2025 through March 31, 2025, a maximum facility amount of $330 million from April 1, 2025 through June 30, 2025, a maximum facility amount of $270 million from July 1, 2025 through September 30, 2025 and, as extended, a maximum facility amount of $139 million from October 1, 2025 through December 31, 2025.

On September 26, 2025, the BNP Revolving Credit Facility I was amended to extend the maturity date to December 31, 2025 and other conforming changes.

On December 2, 2025, the BNP Revolving Credit Facility I was terminated and all amounts outstanding thereunder were repaid.

As of December 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under the BNP Revolving Credit Facility I.

Advances under the BNP Revolving Credit Facility I will bear interest at a rate equal to the applicable benchmark (which is initially the forward-looking term rate based on the SOFR to the three month secured overnight financing rate plus an applicable margin of 1.45% per annum. The BNP Revolving Credit Facility I also includes a commitment fee payable each calendar quarter, at a rate per annum equal to (a) for any calendar quarter in which the average principal obligations is less than or equal to 50% of the committed facility amount, 0.70%, (b) for any calendar quarter in which the average principal obligations is greater than 50% of the committed facility amount but less than or equal to 65% of the committed facility amount, 0.30%, (c) for any calendar quarter in which the average principal obligations is greater than 65% of the committed facility amount but less than or equal to 75% of the committed facility amount, 0.20% and (d) for any calendar quarter in which the average principal obligations is greater than 75% of the committed facility amount, 0.00%.

As of December 31, 2025, the Company had recorded $429 of cumulative deferred financing costs in connection with the BNP Revolving Credit Facility I.

The components of interest expense related to the BNP Revolving Credit Facility I for the years ended December 31, 2025 and December 31, 2024 were as follows:

	For the Year Ended	For the Year Ended
($ in thousands)	December 31, 2025	December 31, 2024
Stated interest expense	$6,482	$—
Unused/undrawn fees	375	—
Amortization of deferred financing costs	429	—
Administration fees	—	—
Total interest and debt financing costs	$7,286	$—
Average stated interest rate	5.69%	0.00%
Average borrowings	$112,624	$—

BNP Revolving Credit Facility II

On December 2, 2025, Overland Financing C, LLC, a wholly-owned financing subsidiary of Overland Advantage, entered into a senior secured revolving credit agreement (the “BNP Credit Agreement” and, such facility, the “BNP Revolving Credit Facility II”) with BNP. BNP serves as the administrative agent, U.S. Bank Trust Company, National Association, serves as collateral agent and the Company serves as a servicer under the BNP Revolving Credit Facility.

Under the BNP Revolving Credit Facility II, BNP has agreed to make available to Overland Financing C, LLC, a revolving loan facility in the maximum principal amount of up to $400 million subject to additional increases.

As of December 31, 2025 and December 31, 2024, the Company had $139 million and $0 million, respectively, in outstanding borrowings under the BNP Revolving Credit Facility II.

Advances under the BNP Revolving Credit Facility II will initially bear interest at a per annum rate equal to the three (3) month term secured overnight financing rate, plus an applicable margin. The applicable margin on advances is (i) prior to the six (6) month anniversary of the closing date, the weighted average applicable margin (calculated by (A) summing the products obtained by multiplying(x) the margin (with a range of 1.45% to 1.95% per annum based on the type of eligible collateral loan) of each eligible collateral loan by (y) such eligible collateral loan’s contribution to the aggregate net collateral balance and dividing such sum by (B) the aggregate net collateral balance), (ii) on or after the six (6) month anniversary of the closing date, but prior to the nine (9) month anniversary of the closing date, the greater of (x) the weighted average applicable margin and (y) 1.85% per annum, and (iii) on or after the nine (9) month anniversary of the closing date, 1.95% per annum.

The period during which Overland Financing C, LLC may make borrowings under the BNP Revolving Credit Facility II expires on December 2, 2028, and the BNP Revolving Credit Facility II is scheduled to mature on December 2, 2030.

As of December 31, 2025, the Company had recorded $3,382 of cumulative deferred financing costs in connection with the BNP Revolving Credit Facility II.

The components of interest expense related to the BNP Revolving Credit Facility II for the years ended December 31, 2025 and December 31, 2024 were as follows:

	For the Year Ended	For the Year Ended
($ in thousands)	December 31, 2025	December 31, 2024
Stated interest expense	$673	$—
Unused/undrawn fees	122	—
Amortization of deferred financing costs	89	—
Administration fees	2	—
Total interest and debt financing costs	$886	$—
Average stated interest rate	5.81%	0.00%
Average borrowings	$139,000	$—

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

On December 19, 2024, the Company entered into a Macquarie Transaction that was collateralized by the Company’s term loan to CV Borrower, LLC. In accordance with ASC Topic 860, Transfers and Servicing, this Macquarie Transaction meets the criteria for a secured borrowing. Accordingly, the investment financed by the Macquarie Transaction remains on the Company’s Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “December 2024 Secured Borrowing”). Interest under the December 2024 Secured Borrowing was calculated at the three month SOFR rate in effect at the time of the borrowing, plus the applicable margin of 2.95%. On February 3, 2025, the Company repaid its December 2024 Secured Borrowing obligation to Macquarie.

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

As of December 31, 2025 and December 31, 2024, the Company had $0 and $18 million, respectively, of outstanding Secured Borrowings.

The amount of interest expense incurred related to the Secured Borrowings for the year ended December 31, 2025 and December 31, 2024 was $394 and $47, respectively.

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

The Company and the Advisor have entered into an Expense Support Agreement. The Company may be obligated to make a Reimbursement Payment to the Advisor for such expenses through December 31, 2028. As of December 31, 2025 the Company did not have an obligation to repay expense support to the Advisor and did not record a liability on the consolidated statements of assets and liabilities. Refer to Note 4 for more information on the Expense Support Agreement.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company’s inception:

For the Period Ended	Expense Payments by Advisor	Reimbursement Payments to Advisor	Unreimbursed Expense Payable
December 31, 2023	$3,933	$—	$3,933
March 31, 2024	885	—	885
June 30, 2024	3,305	—	3,305
September 30, 2024	4,491	—	4,491
December 31, 2024	225	—	225
March 31, 2025	2,634	—	2,634
June 30, 2025	1,074	—	1,074
September 30, 2025	1,180	—	1,180
December 31, 2025	400	—	400
Total	$18,127	$—	$18,127

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

The Company had the following outstanding commitments to investments as of the following period:

($ in thousands) Portfolio Company	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of December 31, 2025(1)
Advanced Technology Services Inc	Delayed Draw Term Loan	12/31/2026	$8,782	$(132)
Atlantic Squared Supply LLC	Delayed Draw Term Loan	11/17/2027	10,345	(91)
CI (MG) GROUP, LLC	Delayed Draw Term Loan	3/27/2027	10,581	(68)
CI (MG) GROUP, LLC	Revolving Term Loan	3/27/2030	2,128	(24)
Continental Cafe LLC	Delayed Draw Term Loan	12/19/2026	13,788	(120)
Envision Management Holding, Inc.	Delayed Draw Term Loan	12/31/2027	3,124	(23)
Exclusive Resorts Real Estate Holdings I, LLC	Delayed Draw Term Loan	12/3/2027	11,719	(59)
Hand Family Companies Holdings, LLC	Delayed Draw Term Loan	5/30/2027	13,951	(279)
Hand Family Companies Holdings, LLC	Delayed Draw Term Loan	5/30/2027	5,115	(102)
JF Acquisition LLC	Delayed Draw Term Loan	6/18/2027	6,419	(64)
JF Acquisition LLC	Revolving Term Loan	6/18/2030	3,971	(79)
Total Unfunded Portfolio Company Commitments			$89,923	$(1,041)

(1)
The negative fair value is the result of the capitalized discount on the loan.

($ in thousands) Portfolio Company	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of December 31, 2024(1)
Continental Cafe LLC	Delayed Draw Term Loan	12/19/2026	$26,515	$(166)
SGA Dental Partners OPCO, LLC	Delayed Draw Term Loan	1/17/2026	8,609	(86)
Total Unfunded Portfolio Company Commitments			$35,124	$(252)

(1)
The negative fair value is the result of the capitalized discount on the loan.
9.
Net Assets

Common Shares

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

The Company is authorized to issue an unlimited number of Common Shares. As of December 31, 2025, the Company had issued 29,610,407 shares and all are outstanding. Also, as of December 31, 2025, the Company had executed subscription agreements for approximately $2.2 billion of Capital Commitments (of which approximately $1.4 billion remained unfunded as of December 31, 2025).

The following table summarizes the total Common Shares issued and aggregate offering proceeds related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreement as of December 31, 2025.

($ in thousands, except shares)	Number of	Aggregate
Share Issuance Date	Shares Issued	Offering Proceeds
20-Dec-23	400	$10
7-May-24	7,759,600	193,990
1-Jul-24	411,547	10,258
30-Sep-24	2,964,947	75,000
31-Dec-24	5,986,219	150,000
31-Jan-25(1)	96,386	2,432
31-Mar-25	2,021,308	50,000
30-Apr-25(1)	75,416	1,871
30-Jun-25	6,842,467	170,000
31-Jul-25(1)	90,488	2,265
31-Oct-25(1)	136,569	3,416
31-Dec-25	3,225,060	79,669
Total	29,610,407	$738,911

(1)
Shares were issued to Shareholders participating in the Company’s DRIP.

Preferred Shares

On December 11, 2025, the Company issued and sold 515 shares of its 12.0% Series A Cumulative Preferred Shares, par value $0.001 per share (the “Preferred Shares”). Each share of the Preferred Shares was sold at a price of $3 per share and each individual investor in the Preferred Shares was entitled to purchase only one Preferred Share. The Company received proceeds of $1,545 net of offering costs of $288 for net proceeds of $1,257. Each holder of the Preferred Shares is entitled to the Liquidation Value with respect to distributions, including the payment of dividends and distribution of the Company’s assets upon dissolution, liquidation, or winding up. The Preferred Shares are senior to all other classes and series of common shares, and rank on parity with any other class or series of preferred shares of the Company, whether such class or series is now existing or is created in the future, to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Preferred Shares. Dividends on each share of Preferred Shares accrue on a daily basis at the rate of 12.0% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon (the “Preferred Dividends”), from and including the date of issuance, or, if any shares of Preferred Shares are issued after the first dividend period, dividends on such shares shall accrue and be cumulative from the day immediately following the most recent dividend payment date, to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such Preferred Shares are redeemed. Dividends accrue whether or not they have been authorized or declared, whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends. Dividends are payable semi-annually.

The Preferred Shares are subject to redemption at the Company’s option any time by notice of such redemption on a date selected by the Company for such redemption, such date being referred to as the Redemption Date. If the Company elects to cause the redemption of the Preferred Shares, each share of Preferred Shares will be redeemed for a price, payable in cash (i.e. no conversion provision) on the Redemption Date, equal to 100% of such share’s Liquidation Value, plus all accrued and unpaid dividends to and including the Redemption Date, plus a redemption premium per share as follows: (1) if the redemption date occurs prior to the second (2nd) anniversary of the date of the original issuance of the Preferred Shares, a redemption premium of $0.3; and (2) thereafter, no redemption premium. From and after the close of business on the Redemption Date, all dividends on the outstanding Preferred Shares will cease to accrue, such shares will no longer be deemed to be outstanding, and all rights of the holders of such shares (except the right to receive the redemption price for such shares from the Company) will cease.

Distributions

The following table presents distributions to holders of the Company’s Common Shares that were declared and payable from inception through December 31, 2025:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
December 19, 2024	December 30, 2024	January 31, 2025	$0.90	$10,023
March 28, 2025	March 28, 2025	April 30, 2025	$0.44	$7,576
June 27, 2025	June 27, 2025	July 31, 2025	$0.47	$9,077
September 26, 2025	September 29, 2025	October 31, 2025	$0.52	$13,650
December 23, 2025	December 29, 2025	January 30, 2026	$0.56	$14,777
Total			$2.89	$55,103

For the year ended December 31, 2025, $10 of Preferred Shares dividends were declared, accrued and paid by the Company.

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

The following table presents the shares distributed pursuant to the Company’s DRIP for the year ended December 31, 2025:

($ in thousands, except shares)
Date Declared	Record Date	Payment Date	DRIP Shares Issued	DRIP Shares Value
December 19, 2024	December 30, 2024	January 31, 2025	96,386	$2,432
March 28, 2025	March 28, 2025	April 30, 2025	75,416	$1,871
June 27, 2025	June 27, 2025	July 31, 2025	90,488	$2,265
September 29, 2025	September 29, 2025	October 31, 2025	136,569	$3,416
Total			398,859	$9,984

10.
Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the years ended December 31, 2025 and December 31, 2024:

	For the Year Ended	For the Year Ended
($ in thousands, except shares and per share data)	December 31, 2025	December 31, 2024
Net increase (decrease) in net assets from operations applicable to Common Shares	$37,407	$9,818
Weighted average shares of Common Shares outstanding basic and diluted	22,328,758	6,044,103
Earnings per share of Common Shares basic and diluted	$1.68	$1.62

11.
Income Taxes

The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, the Company must distribute substantially all of its net taxable income each tax year as dividends to its Shareholders which will generally relieve the Company from U.S. federal income tax.

There were no material uncertain tax positions as of December 31, 2025.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators.

Book and tax basis differences relating to Shareholder distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. Reclassifications due to permanent book-tax differences have no impact on the net asset value of the Company. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from US GAAP. For the years ended December 31, 2025 and December 31, 2024, the Company reclassified balances as follows:

($ in thousands)	December 31, 2025	December 31, 2024
Distributable earnings	$15	$974
Paid-in capital in excess of par	$(15)	$(974)

The tax character of distributions paid for the year ended December 31, 2025 and December 31, 2024 are as follows:

	For the Year Ended	For the Year Ended
($ in thousands)	December 31, 2025	December 31, 2024
Ordinary Income	$45,090	$10,023
Long-Term Capital Gain	$-	$-
Return of Capital	$-	$-

During the years ended December 31, 2025 and December 31, 2024, the Company designated approximately 100% of its distributions from net investment income as interest related dividends pursuant to Section 871(k) of the Code.

For the years ended December 31, 2025 and December 31, 2024, the components of accumulated earnings (deficit) on a tax basis was as follows:

($ in thousands)	December 31, 2025	December 31, 2024
Undistributed ordinary income	$490	$583
Capital Loss Carry Forwards	(7,208)	(73)
Net unrealized appreciation (depreciation)	(171)	292
Other temporary book/tax differences	-	(33)
Total accumulated earnings (deficit)	$(6,889)	$769

For the years ended December 31, 2025 and December 31, 2024, the tax cost and gross unrealized appreciation/(depreciation) from investments were as follows:

($ in thousands)	December 31, 2025	December 31, 2024
Tax Cost	$1,507,038	$947,345
Gross unrealized appreciation	2,315	1,958
Gross unrealized depreciation	(2,486)	(1,666)
Net unrealized investment appreciation (depreciation) on investments	$(171)	$292

12.
Financial Highlights

The following are the financial highlights for the years ended December 31, 2025 and December 31, 2024:

	For the Year Ended	For the Year Ended
($ in thousands, except share and per share data)	December 31, 2025	December 31, 2024
Per Share Data:(1)
Net asset value per Common Share, beginning of period	$25.06	$25.00
Net investment income	2.02	1.59
Net realized gains (losses) and change in unrealized appreciation (depreciation) (2)	(0.40)	(0.63)
Net increase (decrease) in net assets from operations	1.62	0.96
Distributions declared from net investment income to common shareholders (3)	(1.99)	(0.90)
Distributions of net investment income to preferred shareholders	—	—
Total increase (decrease) in net assets	(0.37)	0.06
Net asset value per Common Share, end of period	$24.69	$25.06
Common Shares outstanding, end of period	29,610,407	17,122,713
Total return based on NAV (4)	6.64%	3.84%

Ratios:
Expenses before expense support to average net assets applicable to Common Shares (5)	12.64%	21.42%
Expenses after expense support to average net assets applicable to Common Shares (5)	11.68%	12.60%
Net investment income to average net assets applicable to Common Shares (5)	8.12%	13.35%
Incentive fees to average net assets applicable to Common Shares (5)	1.43%	0.41%
Portfolio turnover rate (6)	96.36%	5.32%

Supplemental Data:
Net assets, end of period	$732,290	$429,053
Total capital commitments, end of period	$2,170,000	$2,060,000
Ratios of total contributed capital to total committed capital, end of period	33.59%	20.84%
Average debt outstanding	$578,557	$159,244
Asset coverage ratio (7)	187.67%	191.68%

(1)
The per share data was derived by using the weighted average Common Shares outstanding during the period.
(2)
For the years ended December 31, 2025 and December 31, 2024, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
The per share data was derived using the actual shares outstanding at the date of the relevant transaction (see Note 9).
(4)
Total return (not annualized) is calculated as the change in net assets per share of Common Shares during the period, plus distributions per share of Common Shares (assuming distributions are reinvested in accordance with the Company’s distribution reinvestment plan), divided by the net assets per share of Common Shares at the beginning of the period.
(5)
Operating expenses may vary in the future based on the amount of capital raised, the Advisor’s election to continue expense support, and other unpredictable variables. The ratios reflect annualized amounts, except for organization costs and incentive fees.
(6)
Portfolio turnover rate is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported. For the year ended December 31, 2024, average invested assets at fair value is being calculated from commencement of operations.
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

14.
Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of such possible controls and procedures.

(b)
Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with U.S. GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

(c)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

The Board has established an audit committee (the “Audit Committee”) and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). The scope of each committee’s responsibilities is discussed in greater detail below. The Board may determine to form additional committees in the future.

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

Trustees

The following information regarding the Board is as of December 31, 2025:

Name	Age	Position(s) Held	Director Since	Other Public Company Directorships Held by Trustees During the Past Five Years
Interested Trustee
William J. Neuenfeldt	56	Trustee, Chair of the Board	2023	—
Gavin R. Baiera	50	Trustee, Chief Executive Officer	2023	Vistra Corporation
Independent Trustee
Neil H. Sherman	69	Trustee	2023	—
Terri Lecamp	66	Trustee	2023	—
Carlos M. Hernandez	64	Trustee	2023	—

The address for each trustee is Overland Advantage c/o Centerbridge Partners, L.P., 375 Park Avenue, 11th Floor, New York, NY 10152-0002.

Officers Who Are Not Trustees

The following information regarding the Company’s officers who are not trustees is as of December 31, 2025:

Name	Age	Position(s) Held	Principal Occupation(s) During Past Five Years
Kimberly A. Terjanian	52	Chief Financial Officer, Treasurer	Chief Financial Officer of Centerbridge Partners, L.P.
Elizabeth R. Uhl	65	Chief Compliance Officer	Chief Compliance Officer of Centerbridge Partners, L.P.

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

Independent Trustees

Neil H. Sherman served as a Venture Partner with Glilot Capital Partners, a venture capital firm from 2023 through 2025. From 2012 through 2023, Mr. Sherman was a managing director of Credit Suisse, where he was responsible for managing the relationships with many of the bank’s largest institutional asset management clients, including hedge funds, private equity and credit funds, and venture capital firms. Prior to that, Mr. Sherman worked at JP Morgan, where he was a managing director in the investment bank, covering various asset management firms, and also ran the global sales team for prime services after the acquisition of Bear Stearns. Prior to joining JP Morgan, Mr. Sherman worked at Lehman Brothers from 1983 until 2006, initially as an associate general counsel with a specialization in equity, fixed income and commodities trading.

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

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying trustee nominees. In determining whether to recommend a trustee nominee, the Nominating and Corporate Governance Committee’s philosophy is to consider and discuss a variety of factors, with a view toward the needs of the Board as a whole. The Nominating and Corporate Governance Committee generally conceptualizes trustee suitability factors expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending trustee nominees. The Nominating and Corporate Governance Committee believes that the inclusion of a broad range of factors considered in selecting trustee nominees is consistent with the goal of creating a board of trustees that incorporates a blend of perspectives that best serves the Company’s needs and the interests of the Shareholders.

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

The following table sets forth compensation of the Company’s Independent Trustees, for the year ended December 31, 2025:

Name of Trustee	Fees Earned	Total Compensation
Neil H. Sherman	$225,000	$225,000
Terri Lecamp	$225,000	$225,000
Carlos M. Hernandez	$200,000	$200,000

Timing of Grants of Options

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth, as of December 31, 2025, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 29,610,407 Common Shares outstanding as of December 31, 2025.

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

Name of Beneficial Owner	Number of shares Beneficially Owned	Percentage
Interested Trustees
William J. Neuenfeldt	—	—
Gavin R. Baiera	—	—
Independent Trustees
Neil H. Sherman	—	—
Terri Lecamp	—	—
Carlos M. Hernandez	—	—
Executive Officers Who Are Not Trustees
Kimberly A. Terjanian	—	—
Elizabeth R. Uhl	—	—
All Trustees and Executive Officers as a Group (7 Persons)	—	—
5% or More Holders:
Platinum Falcon B 2018 RSC Limited(1)	16,817,730	56.8%
Overland Advantage Feeder Fund, L.P.(2)(3)	6,317,155	21.3%

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

Conflicts Due to Investments in Other Centerbridge Accounts’ Current Investments

The Company may from time to time invest in one or more businesses in which another Centerbridge Fund is invested even though other Centerbridge Funds may or may not make an additional investment therein. In the case of follow-on investments, if Centerbridge determines that an investment opportunity is to be allocated in relevant part to both the Company and other Centerbridge Funds (including other Eligible Accounts), then Centerbridge will attempt to limit conflicts of interest and perceived conflicts of interest by seeking to avoid circumstances in which the other Centerbridge Funds and the Company are invested in different levels of a company’s capital structure or disproportionately in the same levels of a company’s capital structure. However, avoiding those circumstances in the case of a follow-on investment may not always be possible for a variety of reasons, including the lack of flexibility afforded to Centerbridge to structure the follow-on investment due to the constraints presented by the existing capital structure and other facts and circumstances relating to the initial investment, availability of capital in particular funds, investment limitations in a particular fund, age of one fund versus another fund, the availability of the applicable equity security or debt instrument in the market and several other factors.

Investment Opportunities

As part of the Advisor’s investment process and taking into account various factors, the Advisor (in conjunction with its affiliates) will determine whether it would be appropriate for the Company and/or one or more other Centerbridge Funds managed by them (including, for the avoidance of doubt, other Eligible Accounts) to participate in an investment opportunity, in which case the Advisor (in conjunction with its affiliates) will seek to allocate such opportunity in a manner that they deem fair and equitable, as further described below. The Wells Fargo Sourcing Arrangement contemplates that any opportunity referred under the Wells Fargo Sourcing Arrangement by Wells Fargo to the Advisor will be allocated to the Company and other Eligible Accounts pursuant to the terms of the Advisor’s allocation policy, with due regard to the pari passu first priority of the Company and Eligible Accounts in relation to opportunities referred by Wells Fargo pursuant to the Wells Fargo Sourcing Arrangement; in the case of opportunities sourced by Centerbridge, the Company’s participation, if any, will take into account the Advisor’s allocation policy and the various factors discussed below, including the degree to which the Advisor considers an opportunity to be within the primary investment focus of the Company (or the Advisor’s affiliates assess similar considerations in relation to the other Centerbridge Funds, whose governing documents reflect, in certain circumstances, priority over the Company and other Centerbridge Funds in relation to their primary strategies). Orders may be combined for all such accounts, and if any order is not filled at the same price, they may be allocated on an average price basis. Similarly, if an order on behalf of more than one account cannot be fully executed under prevailing market conditions, securities may be allocated among the different accounts on a basis which the Advisor or its affiliates consider equitable. Centerbridge, the Advisor and each of their affiliates and employees (on behalf of themselves or through family investment vehicles or similar accounts that they control or as to which they are the primary beneficiary) may purchase or sell securities on their own behalf, and (with respect to the Advisor and its affiliates) on behalf of other Centerbridge Funds, which may differ from those purchased or sold for the Company, even though their investment objectives may be the same or similar, or may give advice or take action for their own accounts that may differ from or conflict with advice given or action taken for the Company.

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

Likewise, the Company, for example, may, to the extent permitted by the 1940 Act and the conditions of any exemptive relief granted thereunder, make an investment at the same time that one or more of the other Centerbridge Funds is disposing of the same or a similar investment. Subject to the terms of any exemptive relief granted under the 1940 Act, the Company may make an investment in a position which is already held by one or more of the other Centerbridge Funds or a position that is subordinated or senior to or otherwise adverse to a position held by one or more of the other Centerbridge Funds (or vice versa). Additionally, the Company and such other Centerbridge Funds (including, for avoidance of doubt, other Eligible Accounts) can be expected to have different term lengths and associated lifecycle considerations and/or investment objectives (including return profiles), and Centerbridge and the Advisor, as a result, may be managing the Company’s and such other Centerbridge Funds’ unique and potentially conflicting goals with respect to the price and timing of disposition opportunities of any such investment. Centerbridge has the authority to take various measures to reduce or otherwise mitigate this potential conflict, such as not initiating votes or abstaining from voting, not sitting on boards of directors and/or other committees (including creditor committees), divesting itself of an investment it might otherwise have continued to hold, potentially resulting in losses or lower profits, or consulting with the Investment Committee or another third party.

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

It is the policy of the Advisor (in conjunction with its affiliates) to allocate investment opportunities (including with respect to acquisitions and dispositions of investments) in a manner they deem to be fair and equitable. This means that where they have determined that opportunities should be allocated among the Company and the other Centerbridge Funds (including, for the avoidance of doubt, other Eligible Accounts) because their participation in the respective opportunity is considered appropriate, their respective participation will be determined according to the allocation methodology then in effect, which takes into account the terms of the Wells Fargo Sourcing Arrangement and the further consideration that allocations among other Centerbridge Funds typically will be ratable absent considerations involving exclusivity or priority in the relevant governing documents or the nature or primacy of the investment focus of the Centerbridge Funds for which such investment opportunities may be appropriate, or other special considerations. Accordingly, in applying the terms of the Wells Fargo Sourcing Arrangement, the Advisor will give due regard to the pari passu first priority of the Company and Eligible Accounts in relation to opportunities referred by Wells Fargo; in the case of opportunities sourced by Centerbridge, the Company’s participation, if any, will take into account the Advisor’s allocation policy and the various factors discussed below, including the degree to which the Advisor considers an opportunity to be within the primary investment focus of the Company (or the Advisor’s affiliates assess similar considerations in relation to the other Centerbridge Funds, whose governing documents reflect, in certain circumstances, priority over the Company and other Centerbridge Funds in relation to their primary strategies). In addition, the Advisor’s authority to allocate such opportunities in a manner deemed fair and equitable by the Advisor and the corresponding authority of the Advisor’s affiliates to do so, also permits them to take into account, for the Company and the other Centerbridge Funds, as applicable, among other considerations: (i) the relative amounts of capital available for new investments; (ii) cash on hand; existing commitments and reserves; (iii) the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; (iv) the investment guidelines of the Company and other Centerbridge Funds; (v) whether the risk-return and target profile of the proposed investment is consistent with the account’s objectives, whether such objectives are considered (a) solely in light of the specific investment under consideration or (b) in the context of the portfolio’s overall holdings; (vi) risk-weighting considerations, including the potential for the proposed investment to create an imbalance in the account’s portfolio; (vii) liquidity needs and the timing of capital inflows and outflows of the account (including whether investors have the opportunity to withdraw or redeem some or all of their investment from such account and the capacity to designate opportunities as special investments); (viii) tax efficiencies and potential adverse tax consequences to the Company, the Shareholders and other Centerbridge Funds; (ix) regulatory restrictions or contractual or similar requirements that would or could limit an account’s ability to participate in a proposed investment, including whether the Company or other Centerbridge Funds have been cleared to transact by or with each other and/or another counterparty; (x) the need to re-size risk in the applicable account’s portfolio; (xi) redemption/withdrawal requests from Centerbridge Funds and anticipated future contributions in the Company and other Centerbridge Funds (and fund lifecycle considerations such as the Company’s and other Centerbridge Funds’ “ramp up,” harvest or liquidation period and the proximity of the Company to the end of its specified term); (xii) proximity of the Company or other Centerbridge Funds to the end of its specified investment period or term and the anticipated holding period; (xiii) the size of the proposed investment (also considering the intended or anticipated future size and considering circumstances where a thesis has ripened to the point that a comparably meaningful position cannot necessarily be created at a later point in time in the Company or other Centerbridge Funds) and relative amounts of available capital of the Company and other Centerbridge Funds (which in the context of the Company and other Centerbridge Funds will reflect varying approaches with respect to the availability and use of leverage); (xiv) investment strategies involving paired investments (including stapled instruments that may or may not remain paired); (xv) rounding considerations and/or the avoidance of odd-lots or cases when a pro rata allocation would result in a de minimis allocation to one or more of the Company or other Centerbridge Funds; (xvi) hedging considerations and the manner in which hedges are applied (whether specific to a particular investment or a sub-set thereof or made on a more holistic or “macro” basis); (xvii) considerations relating to derivative positions, including the availability of ISDA agreements and the manner in which positions may be unwound or novated with one or more counterparties; and (xviii) the management of any actual or potential conflict of interest. In some cases, observation of and allocation in accordance with the considerations above may affect adversely the price paid or received by the Company, or the size of the position purchased or sold by the Company.

The Advisor and its affiliates generally will divest and make follow-on investments (including, without limitation, for defensive purposes or to preserve, protect or enhance an existing investment) of the Company’s and the other Centerbridge Funds’ (including other Eligible Accounts) holdings in an investment ratably, but noting that it may be determined in their discretion to be appropriate, to the extent permitted by the 1940 Act and the conditions of any exemptive relief granted thereunder, for such activities not to be contemporaneous or ratable taking into account factors such as those described above, as part of either a divestiture or acquisition, according to the value of such investment held by each at the time of such divestment or additional investment on the same terms and conditions. Conflicts are expected to arise in circumstances when the Company or any such other Centerbridge Funds seeks to use leverage where such other Centerbridge Funds or the Company, as applicable, does not seek to do so (due to legal restrictions on same or otherwise).

In deciding how investment opportunities may be allocated among the Company and the other Centerbridge Funds (including, for the avoidance of doubt, other Eligible Accounts), as applicable, Centerbridge will use its good faith judgment, taking into account the facts and circumstances known to it and expectations, projections or predictions made at the time, all of which then-current assumptions may vary from how the investment ultimately evolves. In a similar manner, expense allocations may be made.

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

Specifically, the Company may compete for investments with affiliated funds or investment vehicles that are advised by the Advisor and its affiliates (including Eligible Accounts), subjecting the Advisor and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on the Company’s behalf. To mitigate these conflicts, the Advisor and its affiliates will seek to execute such transactions for all of the participating investment accounts, including the Company, on a fair and equitable basis and in accordance with the Advisor’s investment allocation policy, taking into account such factors as the Advisor deems appropriate with due regard to the pari passu first priority of the Company and Eligible Accounts in relation to opportunities referred by Wells Fargo pursuant to the Wells Fargo Sourcing Arrangement. For more information, see also “Item 13. Investment Opportunities.”

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

In addition, to the extent permitted by the 1940 Act and the conditions of any exemptive relief granted thereunder, Centerbridge may structure an investment as a result of which one or more vehicles or other collective investment vehicles or accounts primarily investing in senior secured loans, distressed debt, subordinated debt, high-yield securities and other similar debt instruments, are offered the opportunity to participate in the debt tranche of an investment allocated to the Company. Additionally, subject to the terms of any exemptive relief granted under the 1940 Act, the Company may purchase investments in which another Centerbridge Fund already has an interest, or otherwise another Centerbridge Fund may purchase an investment in a portfolio company of the Company, and may do so at different points in time. If the Advisor serves as investment advisor to both the Company and other Centerbridge Funds, the Advisor may owe a fiduciary duty to the other Centerbridge Funds as well as to the Company. If the other Centerbridge Funds were to purchase high yield securities or other debt instruments of a portfolio company of the Company, or if the Company were to acquire an equity interest in a portfolio company in which the other Centerbridge Funds then hold an interest in the debt of such portfolio company, Centerbridge may, in certain instances, face a conflict of interest in respect of decisions made with regard to the other Centerbridge

Funds and the Company (e.g., with respect to the terms of such high-yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies).

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

Other Collective Investment Vehicles

The Advisor, Centerbridge and their affiliates provide, and may in the future provide, discretionary investment services to other Centerbridge Funds, which have and may have substantially similar investment objectives and a substantially similar investment strategy to those of the Company and/or engage in transactions in the same type of securities and instruments as the Company. The activities of the other Centerbridge Funds may raise potential conflicts of interest. Investors in the other Centerbridge Funds have different rights and obligations than Shareholders in the Company.

One or more other Centerbridge Funds now or in the future may have similar or overlapping investment objectives to those of the Company. Subject to the priority of the Company and other Eligible Accounts in relation to opportunities referred under the Wells Fargo Sourcing Arrangement as discussed above in “Item 13. Investment Opportunities,” certain of the Company’s prospective investments could be appropriate for other Centerbridge Funds. For example, insofar as the Company’s investment period and the investment period of certain other Centerbridge Funds may overlap in part, and taking into account portfolio construction considerations and the terms of the Wells Fargo Sourcing Arrangement, when they invest together they generally will share in investments, subject to the terms and provisions of their respective governing documentation, ratably absent considerations involving exclusivity or priority in the relevant governing documents and subject to tax, legal and other considerations deemed relevant, fair and reasonable by the relevant advisor or general partner. Further, certain investors in the Company are permitted to receive information regarding the portfolio of other Centerbridge Funds that is not generally available to other investors, and, as a result, would be able to act on such information.

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

Item 14. Principal Accounting Fees and Services.

The Board has appointed PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2025 and period ending December 31, 2024.

The following information regarding audit fees, audit-related fees, tax fees and all other fees billed by PricewaterhouseCoopers LLP is for the fiscal year ended December 31, 2025 and the fiscal period ended December 31, 2024.

Service	For the year ended December 31, 2025	For the year ended December 31, 2024
Audit Fees	$533,625	$180,000
Audit-Related Fees	52,500	—
Tax Fees	41,198	1,266
All Other Fees	—	—
Total Fees	$627,323	$181,266

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
(4)
All Other Fees: No fees were billed by PricewaterhouseCoopers LLP to the Advisor, or any entity controlling, controlled by, or under common control with, the Advisor, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025 and the period ended December 31, 2024.

The Audit Committee is required to pre-approve the audit and non-audit services performed by the Independent Accountants in order to ensure that the provision of such services to the Company does not impair the independence of the Independent Accountants. Unless a type of service to be provided by the Independent Accountants has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved fee levels will require specific pre-approval by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act)

Exhibit Number	Description
3.1	Certificate of Trust (incorporated by reference to Exhibit 3.1 to Amendment No. 1 the Company’s Registration Statement on Form 10 (File No. 000-56596) filed on January 12, 2024).
3.2	Declaration of Trust (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56596) filed on January 12, 2024).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56596) filed on January 12, 2024).
3.4

Supplement to the Amended and Restated Declaration of Trust of Overland Advantage Relating to 12.0% Series A Cumulative Preferred Shares (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K (file No. 814-01698), filed on December 15, 2025).

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

10.13

Fifth Amendment to the Revolving Credit Agreement, dated as of August 13, 2025, by and among Overland Advantage, as the initial borrower, Overland Advantage Feeder Fund, L.P., as the guarantor, Overland Advantage Feeder Fund GP Ltd., as the general partner of the guarantor, Sumitomo Mitsui Trust Bank, Limited, New York Branch, as administrative agent, arranger and a lender, and NatWest Markets PLC, as a lender (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 814-01698), filed on August 19, 2025).

10.14

First Amendment to the Credit Agreement, dated as of September 26, 2025, by and among Overland Financing B, LLC and BNP Paribas (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q (File No. 814-01698), filed on November 7, 2025).

10.15

Sixth Amendment to the Revolving Credit Agreement, dated as of October 30, 2025, by and among Overland Advantage, as the initial borrower, Overland Advantage Feeder Fund, L.P., as the guarantor, Overland Advantage Feeder Fund GP Ltd., as the general partner of the guarantor, Sumitomo Mitsui Trust Bank, Limited, New York Branch, as administrative agent, arranger and a lender, and NatWest Markets PLC, as a lender (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 814-01698), filed on October 31, 2025).

10.16

Revolving Credit and Security Agreement, dated as of December 2, 2025, by and among Overland Financing C, LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas as administrative agent, Overland Advantage, as equity holder and servicer and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 814-01698), filed on December 5, 2025).

10.17

Loan Sale and Contribution Agreement, dated as of December 2, 2025, by and between Overland Advantage, as seller, and Overland Financing C, LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K (File No. 814-01698), filed December 5, 2025).

10.18

Custodian Agreement, dated as of December 2, 2025, by and among Overland Financing C, LLC, as company, U.S. Bank National Association, as custodian, U.S. Bank Trust Company, National Association, as collateral agent and BNP Paribas, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K (File No. 814-01698), filed December 5, 2025).

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

Overland Advantage

Date: March 20, 2026	By:	/s/ Gavin R. Baiera
Name: Gavin R. Baiera
Title: Chief Executive Officer

Date: March 20, 2026	By:	/s/ Kimberly A. Terjanian
Name: Kimberly A. Terjanian
Title: Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gavin R. Baiera	Chief Executive Officer and Trustee	March 20, 2026
Gavin R. Baiera

/s/ Kimberly A. Terjanian	Chief Financial Officer and Treasurer	March 20, 2026
Kimberly A. Terjanian

/s/ William J. Neuenfeldt	Trustee	March 20, 2026
William J. Neuenfeldt

/s/ Neil H. Sherman	Trustee	March 20, 2026
Neil H. Sherman

/s/ Terri Lecamp	Trustee	March 20, 2026
Terri Lecamp

/s/ Carlos M. Hernandez	Trustee	March 20, 2026
Carlos M. Hernandez