Form 10-Q
period 2026-03-31
Overland Advantage
filed 2026-05-13
CIK 1965934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of March 31, 2026, the registrant had 29,896,291 common shares of beneficial interest, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Overland Advantage

Consolidated Statements of Assets and Liabilities

(amounts in thousands, except share and per share data)

	March 31, 2026		December 31, 2025
	(Unaudited)		(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,523,723 and $1,507,082, respectively)	$1,519,948		$1,506,869
Cash and cash equivalents	70,480		19,127
Capital contributions receivable	—		3,359
Receivable for unsettled sales	—		49,152
Interest receivable on investments	10,234		7,979
Deferred financing costs	4,720		5,435
Other assets	53		126
Prepaid insurance	161		1
Receivable for paydowns of investments	414		1,294
Total Assets	$1,606,010		$1,593,342

Liabilities
Credit facilities	$568,300		$631,000
Term loan (net of unamortized deferred financing costs of $868 and $822, respectively)	271,632		199,178
Distribution payable	15,546		14,777
Interest payable	6,563		5,499
Payable to affiliates	2,825		6,061
Investment income incentive fee payable	2,820		2,564
Management fee payable	2,126		1,973
Total Liabilities	$869,812		$861,052

Commitments and contingencies (Note 8)

Net Assets
Series A Preferred Shares, $0.001 par value, 515 shares authorized, 515 and 515 shares issued and outstanding, respectively	—	(1)	—	(1)
Paid-in-capital in excess of par value of Series A Preferred Shares	1,257		1,257
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 29,896,291 and 29,610,407 shares issued and outstanding, respectively	30		30
Paid-in-capital in excess of par value	745,006		737,892
Distributable earnings (loss)	(10,095)		(6,889)
Total Net Assets	$736,198		$732,290
Total Liabilities and Net Assets	$1,606,010		$1,593,342
Net asset value per Common Share	$24.58		$24.69

(1)
The par amount of Series A Preferred Shares is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except share and per share data)

	For the three months ended	For the three months ended
	March 31, 2026	March 31, 2025
Investment income
From non-controlled/non-affiliated investments:
Interest income	$35,188	$18,744
Total investment income	35,188	18,744
Expenses
Interest and debt financing costs	11,504	6,972
Amortization of offering costs	—	1,184
Management fees	2,126	1,212
Investment income incentive fee	2,820	1,322
Capital gains incentive fee	—	(33)
Other general and administrative expenses	2,116	2,093
Professional fees	992	940
Trustees’ fees	163	163
Total expenses	19,721	13,853

Less advisor expense support (Note 4)	(515)	(2,634)
Net expenses	19,206	11,219
Net investment income (loss)	15,982	7,525

Realized and unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(79)	(7)
Net realized gains (losses)	(79)	(7)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,563)	(5,487)
Net change in unrealized appreciation (depreciation)	(3,563)	(5,487)
Net realized and unrealized gain (loss)	(3,642)	(5,494)
Net increase (decrease) in net assets from operations	$12,340	$2,031

Per Share information - Basic and Diluted
Net investment income (loss) per Common Share (basic and diluted)	$0.54	$0.44
Earnings per Common Share (basic and diluted)	$0.41	$0.12
Weighted average shares of Common Shares outstanding (basic and diluted)	$29,760,846	$17,209,430

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Changes in Net Assets (Unaudited)

(amounts in thousands, except share and per share data)

	Preferred Shares		Common Shares		Paid-in-Capital in Excess of Par Value	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2025	515	$—	29,610,407	$30	$739,149	$(6,889)	$732,290
Operations:
Net investment income (loss)	—	—	—	—	—	15,982	15,982
Net realized gains (losses)	—	—	—	—	—	(79)	(79)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(3,563)	(3,563)
Net increase (decrease) in net assets from operations	—	—	—	—	—	12,340	12,340
Distributions to Shareholders:
Distributions from distributable earnings	—	—	—	—	—	(15,546)	(15,546)
Net increase (decrease) resulting from shareholder distributions	—	—	—	—	—	(15,546)	(15,546)
Capital share transactions:
Issuance common shares(1)	—	—	134,462	—	3,359	—	3,359
Common shares issued from reinvestment of distributions(1)	—	—	151,422	—	3,755	—	3,755
Net increase (decrease) in net assets from capital transactions	—	—	285,884	—	7,114	—	7,114
Net increase (decrease) in net assets for the period	—	—	285,884	—	7,114	(3,206)	3,908
Balance, March 31, 2026	515	$—	29,896,291	$30	$746,263	$(10,095)	$736,198

(1) The par amount of Common Shares is zero due to rounding.

	Preferred Shares		Common Shares		Paid-in-Capital in Excess of Par Value	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2024	—	$—	17,122,713	$17	$428,267	$769	$429,053
Operations:
Net investment income (loss)	—	—	—	—	—	7,525	7,525
Net realized gains (losses)	—	—	—	—	—	(7)	(7)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	(5,487)	(5,487)
Net increase (decrease) in net assets from operations	—	—	—	—	—	2,031	2,031
Distributions to Shareholders:
Distributions from distributable earnings	—	—	—	—	—	(7,576)	(7,576)
Net increase (decrease) resulting from shareholder distributions	—	—	—	—	—	(7,576)	(7,576)
Capital share transactions:
Issuance common shares	—	—	2,021,308	2	49,998	—	50,000
Common shares issued from reinvestment of distributions(1)	—	—	96,386	—	2,432	—	2,432
Net increase (decrease) in net assets from capital transactions	—	—	2,117,694	2	52,430	—	52,432
Net increase (decrease) in net assets for the period	—	—	2,117,694	2	52,430	(5,545)	46,887
Balance, March 31, 2025	—	$—	19,240,407	$19	$480,697	$(4,776)	$475,940

(1) The par amount of Common Shares is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands, except share and per share data)

	For the three months ended	For the three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$12,340	$2,031
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(226,955)	(207,374)
Proceeds from sales of investments and principal repayments	212,745	167,135
Payment-in-kind interest	(1,138)	—
Net realized (gains) losses on investments	79	7
Net change in unrealized (appreciation) depreciation	3,563	5,487
Net accretion of discount on investments	(1,373)	(571)
Amortization of deferred financing costs	931	649
Amortization of deferred offering costs	—	1,184
Changes in operating assets and liabilities:
(Increase) decrease in prepaid insurance	(160)	41
(Increase) decrease in other assets	73	—
(Increase) decrease in interest receivable on investments	(2,255)	(554)
(Increase) decrease in receivable for paydowns of investments	880	(5)
(Increase) decrease in receivable for unsettled sales	49,152	—
Increase (decrease) in investment income incentive fee payable	256	730
Increase (decrease) in accrued capital gains incentive fee	—	(33)
Increase (decrease) in management fee payable	153	408
Increase (decrease) in payable to affiliates (1)	(3,236)	467
Increase (decrease) in payable for unsettled purchases	—	(61,880)
Increase (decrease) in interest payable	1,064	511
Net cash provided by (used in) operating activities	46,119	(91,767)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	6,718	50,000
Distributions paid	(11,022)	(7,591)
Deferred financing costs paid	(262)	(75)
Borrowings on credit facilities	199,050	329,500
Paydown on credit facilities	(189,250)	(255,000)
Repayment of secured borrowings	—	(18,000)
Net cash provided by (used in) financing activities	5,234	98,834
Net increase (decrease) in cash and cash equivalents	51,353	7,067
Cash and cash equivalents, beginning of period	19,127	31,554
Cash and cash equivalents, end of period	$70,480	$38,621

Supplemental and Non-Cash Financing Activities
Accrued but unpaid deferred financing costs	$—	$53
Cash paid during the period for interest	$9,509	$5,811
Distribution payable	$15,546	$7,576
Reinvestment of shareholder distributions	$3,755	$2,432
Reallocation of revolving credit facility	$72,500	$—

(1)
Increases in payable to affiliates is reduced by the accrued but unpaid deferred financing and offering costs.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2026

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment Type	Rate(4)	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Investments
Non-controlled/non-affiliated debt
Debt investments(5)
Building Products
Atlantic Squared Supply LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 6.00%	11/17/2030	64,494	$63,453	$63,445	8.62%
Atlantic Squared Supply LLC(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 6.00%	11/17/2030	—	(84)	(91)	(0.01)%
					63,369	63,354	8.61%
Commercial Services & Supplies
Advanced Technology Services Inc(6)(7)(14)	First lien senior secured term loan	SOFR + 5.00%	4/21/2031	65,887	65,014	64,900	8.81%
Advanced Technology Services Inc(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.00%	4/21/2031	—	(112)	(132)	(0.02)%
CI (MG) GROUP, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.50%	3/27/2030	47,077	46,476	46,533	6.32%
CI (MG) GROUP, LLC(6)(8)(12)	First lien senior secured delayed draw term loan	SOFR + 5.50%	3/27/2030	11,746	11,527	11,601	1.58%
CI (MG) GROUP, LLC(6)(8)(12)	First lien senior secured revolving loan	SOFR + 5.50%	3/27/2030	2,939	2,877	2,881	0.39%
Continental Cafe LLC(6)(7)(14)	First lien senior secured term loan	SOFR + 4.75%	12/31/2029	60,223	59,661	59,822	8.13%
Continental Cafe LLC(6)(7)(8)(12)	First lien senior secured delayed draw term loan	SOFR + 4.75%	12/31/2029	15,465	15,261	15,289	2.08%
Power Services Group CR Acquisition, Inc.(6)(8)(14)	First lien senior secured term loan	SOFR + 4.75%	8/5/2030	29,775	29,379	29,328	3.98%
					230,083	230,222	31.27%
Construction & Engineering
Stark Tech Holdco, LLC(6)(7)	First lien senior secured term loan	SOFR + 6.00%	5/13/2030	9,975	9,792	9,776	1.33%
Stark Tech Holdco, LLC(6)(7)(14)	First lien senior secured term loan	SOFR + 6.00%	5/13/2030	33,369	32,932	32,868	4.46%
Stark Tech Holdco, LLC(6)(7)	First lien senior secured delayed draw term loan	SOFR + 6.00%	5/13/2030	28,254	27,883	27,830	3.78%
Stark Tech Holdco, LLC(6)(7)	First lien senior secured delayed draw term loan	SOFR + 6.00%	5/13/2030	12,866	12,694	12,673	1.72%
					83,301	83,147	11.29%
Consumer Finance
Maxitransfers Blocker Corp(6)(7)(14)	Second lien senior secured term loan	SOFR + 7.00%	6/18/2030	49,375	48,573	48,831	6.63%
					48,573	48,831	6.63%

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2026

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment Type	Rate(4)	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Consumer Staples Distribution & Retail
Columbus Distributing Holdings Company(6)(7)	Unsecured term loan	SOFR + 9.00%	5/7/2029	15,000	14,730	14,733	2.00%
Hand Family Companies Holdings, LLC(6)(8)	Unsecured term loan	SOFR + 9.00%	11/29/2030	13,951	13,713	13,673	1.86%
Hand Family Companies Holdings, LLC(6)(8)(11)(12)	Unsecured delayed draw term loan	SOFR + 9.00%	11/29/2030	—	(237)	(279)	(0.04)%
Hand Family Companies Holdings, LLC(6)(8)(11)(12)	Unsecured delayed draw term loan	SOFR + 9.00%	11/29/2030	—	(87)	(102)	(0.01)%
Sunset Distributing LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.75%	5/30/2030	48,329	47,505	45,871	6.23%
Sunset Distributing LLC(6)(8)	First lien senior secured delayed draw term loan	SOFR + 5.75%	5/30/2030	9,263	9,104	8,792	1.19%
Southern Crown Beverage Holdings, LLC(6)(7) (15)	Unsecured term loan	SOFR + 9.00%	5/2/2031	53,898	53,020	53,175	7.22%
					137,748	135,863	18.45%
Energy Equipment & Services
Jones Industrial Holdings Inc(6)(8)(14)	First lien senior secured term loan	SOFR + 5.25%	5/3/2030	80,190	79,130	76,531	10.40%
					79,130	76,531	10.40%
Financial Services
Onyx Centersource, Inc.(6)(8)	First lien senior secured term loan	SOFR + 5.25%	3/27/2031	140,000	138,458	138,454	18.81%
					138,458	138,454	18.81%
Health Care Providers & Services
ECLAT Health Solutions, Inc.(6)(8)(14)	First lien senior secured term loan	SOFR + 6.50%	2/6/2031	62,000	60,813	60,760	8.25%
ECLAT Health Solutions, Inc.(6)(8)(14)	First lien senior secured delayed draw term loan	SOFR + 6.50%	2/6/2031	15,500	15,203	15,190	2.06%
Envision Management Holding, Inc.(6)(7)(14)	First lien senior secured term loan	SOFR + 5.50%	12/31/2030	67,898	66,945	67,106	9.12%
Envision Management Holding, Inc.(6)(7)(12)	First lien senior secured delayed draw term loan	SOFR + 5.50%	12/31/2030	10,781	10,608	10,642	1.45%
FFF Enterprises Inc(6)(7)(14)	First lien senior secured term loan	SOFR + 6.25%	12/12/2028	79,000	77,896	78,000	10.59%
SGA Dental Partners OPCO, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.50%	7/17/2029	77,893	76,828	76,885	10.44%
SGA Dental Partners OPCO, LLC(6)(8)	First lien senior secured delayed draw term loan	SOFR + 5.50%	7/17/2029	14,733	14,521	14,543	1.98%
					322,814	323,126	43.89%

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2026

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment Type	Rate(4)	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Hotels, Restaurants & Leisure
Alterra Mountain Co(7)(14)	First lien senior secured term loan	SOFR + 2.50%	8/17/2028	3,974	4,000	3,967	0.54%
CV Borrower, LLC(6)(7)(10)(14)	First lien senior secured term loan	SOFR + 5.50%	8/30/2030	98,500	96,966	97,480	13.24%
Exclusive Resorts Real Estate Holdings I, LLC(6)(7)(14)	First lien senior secured term loan	SOFR + 5.00%	12/3/2030	63,123	62,536	62,514	8.49%
Exclusive Resorts Real Estate Holdings I, LLC(6)(8)(12)	First lien senior secured delayed draw term loan	SOFR + 5.00%	12/3/2030	5,859	5,775	5,805	0.79%
					169,277	169,766	23.06%
Household Products
VC GB Holdings I Corp(8)(14)	First lien senior secured term loan	SOFR + 3.50%	7/21/2028	2,356	2,363	2,347	0.32%
					2,363	2,347	0.32%
IT Services
Go Daddy Operating Co LLC(7)(13)(14)	First lien senior secured term loan	SOFR + 1.75%	11/9/2029	3,297	3,311	3,246	0.44%
					3,311	3,246	0.44%
Machinery
Technique Midco, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.50%	11/14/2031	58,013	57,051	57,116	7.76%
					57,051	57,116	7.76%
Software
Diversis Tempo Holdco, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 6.25%	8/22/2031	74,813	73,981	73,696	10.01%
					73,981	73,696	10.01%
Trading Companies & Distributors
JF Acquisition LLC(6)(7)(14)	First lien senior secured term loan	SOFR + 5.50%	6/18/2030	36,417	35,814	35,698	4.85%
JF Acquisition LLC(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.50%	6/18/2030	—	(82)	(43)	(0.01)%
JF Acquisition LLC(6)(8)(11)(12)	First lien senior secured revolving loan	SOFR + 5.50%	6/18/2030	—	(67)	(79)	(0.01)%
					35,665	35,576	4.83%

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of March 31, 2026

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment Type	Rate(4)	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Water Utilities
USG AS Holdings, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.25%	6/11/2030	79,600	78,599	78,673	10.69%
					78,599	78,673	10.69%
Total Debt Investments					$1,523,723	$1,519,948	206.46%
Total Investments					$1,523,723	$1,519,948	206.46%

Cash Equivalents
BlackRock Liquidity FedFund - Institutional	—	3.54%	—	49,105	$49,105	$49,105	6.67%
Goldman Sachs Financial Square Government Fund Institutional Shares		3.55%	—	7,644	7,644	7,644	1.04%
Total Cash Equivalents					$56,749	$56,749	7.71%

Total Investments and Cash Equivalents					$1,580,472	$1,576,697	214.17%

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
(7)
The interest rate on these investments is subject to one-month SOFR, which was 3.66% as of March 31, 2026.
(8)
The interest rate on these investments is subject to three-month SOFR, which was 3.68% as of March 31, 2026.
(9)
The interest rate on these investments is subject to six-month SOFR, which was 3.66% as of March 31, 2026.
(10)
The interest rate on these investments is subject to twelve-month SOFR, which was 3.73% as of March 31, 2026.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Position or portion thereof is an unfunded loan or equity commitment (see Note 8 “Commitments and Contingencies”).
(13)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2026, non-qualifying assets represented 0.2% of total assets as calculated in accordance with the regulatory requirements.
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

Overland Advantage

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment Type	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
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

Overland Advantage

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment Type	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Consumer Staples Distribution & Retail
Columbus Distributing Holdings Company(6)(7)	Unsecured term loan	SOFR + 9.00%	5/7/2029	15,000	14,704	14,700	2.01%
Hand Family Companies Holdings, LLC(6)(8)	Unsecured term loan	SOFR + 9.00%	11/29/2030	13,951	13,698	13,682	1.87%
Hand Family Companies Holdings, LLC(6)(8)(11)(12)	Unsecured delayed draw term loan	SOFR + 9.00%	11/29/2030	—	(250)	(279)	(0.04)%
Hand Family Companies Holdings, LLC(6)(8)(11)(12)	Unsecured delayed draw term loan	SOFR + 9.00%	11/29/2030	—	(92)	(102)	(0.01)%
Sunset Distributing LLC(6)(8)(14)(16)	First lien senior secured term loan	SOFR + 5.75%	5/30/2030	50,397	49,489	47,820	6.53%
Sunset Distributing LLC(6)(8) (16)	First lien senior secured delayed draw term loan	SOFR + 5.75%	5/30/2030	9,659	9,484	9,165	1.25%
Southern Crown Beverage Holdings, LLC(6)(7) (15)	Unsecured term loan	SOFR + 9.00%	5/2/2031	52,760	51,812	51,785	7.07%
					138,845	136,771	18.68%
Diversified Financial Services
Boost Newco Borrower LLC(8)(14)	First lien senior secured term loan	SOFR + 2.00%	1/31/2031	5,940	5,982	5,944	0.81%
					5,982	5,944	0.81%
Electronic Equipment
Madison IAQ LLC(9)(14)	First lien senior secured term loan	SOFR + 2.50%	6/21/2028	5,907	5,934	5,932	0.81%
					5,934	5,932	0.81%
Energy Equipment & Services
Jones Industrial Holdings Inc(6)(8)(14)	First lien senior secured term loan	SOFR + 5.25%	5/3/2030	80,393	79,250	79,290	10.82%
					79,250	79,290	10.82%
Health Care Equipment & Supplies
Medline Borrower LP(7)(14)	First lien senior secured term loan	SOFR + 1.75%	10/23/2030	4,913	4,937	4,929	0.67%
					4,937	4,929	0.67%
Health Care Providers & Services
Envision Management Holding, Inc.(6)(7)(14)	First lien senior secured term loan	SOFR + 5.50%	12/31/2030	68,068	67,047	67,047	9.15%
Envision Management Holding, Inc.(6)(7)(12)	First lien senior secured delayed draw term loan	SOFR + 5.50%	12/31/2030	10,808	10,623	10,704	1.46%
FFF Enterprises Inc(6)(7)(14)	First lien senior secured term loan	SOFR + 6.25%	12/12/2028	79,200	77,970	77,932	10.64%
SGA Dental Partners OPCO, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.50%	7/17/2029	78,091	76,932	77,157	10.53%
SGA Dental Partners OPCO, LLC(6)(8)	First lien senior secured delayed draw term loan	SOFR + 5.50%	7/17/2029	14,771	14,541	14,594	1.99%
					247,113	247,434	33.77%
Health Care Technology
Waystar Technologies Inc(7)(13)(14)	First lien senior secured term loan	SOFR + 2.00%	10/22/2029	4,189	4,218	4,210	0.57%
					4,218	4,210	0.57%

Overland Advantage

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment Type	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Hotels, Restaurants & Leisure
Alterra Mountain Co(7)(14)	First lien senior secured term loan	SOFR + 2.50%	8/17/2028	3,984	4,012	3,994	0.55%
CV Borrower, LLC(6)(7)(10)(14)	First lien senior secured term loan	SOFR + 5.50%	8/30/2030	98,750	97,101	97,801	13.35%
Exclusive Resorts Real Estate Holdings I, LLC(6)(7)(14)	First lien senior secured term loan	SOFR + 5.00%	12/3/2030	63,281	62,648	62,648	8.55%
Exclusive Resorts Real Estate Holdings I, LLC(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.00%	12/3/2030	—	(58)	(59)	(0.01)%
					163,703	164,384	22.44%
Household Products
VC GB Holdings I Corp(8)(14)	First lien senior secured term loan	SOFR + 3.50%	7/21/2028	2,362	2,369	2,370	0.32%
					2,369	2,370	0.32%
IT Services
Go Daddy Operating Co LLC(7)(13)(14)	First lien senior secured term loan	SOFR + 1.75%	11/9/2029	3,305	3,320	3,309	0.45%
					3,320	3,309	0.45%
Machinery
Technique Midco, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.50%	11/14/2031	58,158	57,151	57,140	7.80%
					57,151	57,140	7.80%
Software
Diversis Tempo Holdco, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 6.25%	8/22/2031	75,000	74,108	74,171	10.13%
UKG Inc(8)(14)	First lien senior secured term loan	SOFR + 2.50%	2/10/2031	5,925	5,965	5,928	0.81%
					80,073	80,099	10.94%
Textiles, Apparel & Luxury Goods
ABG Intermediate Holdings 2 LLC(7)(14)	First lien senior secured term loan	SOFR + 2.25%	12/21/2028	5,895	5,936	5,899	0.81%
					5,936	5,899	0.81%
Trading Companies & Distributors
JF Acquisition LLC(6)(7)(14)	First lien senior secured term loan	SOFR + 5.75%	6/18/2030	34,363	33,748	33,676	4.60%
JF Acquisition LLC(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.75%	6/18/2030	—	(91)	(64)	(0.01)%
JF Acquisition LLC(6)(8)(11)(12)	First lien senior secured revolving loan	SOFR + 5.75%	6/18/2030	—	(71)	(79)	(0.01)%
					33,586	33,533	4.58%

Overland Advantage

Consolidated Schedule of Investments

As of December 31, 2025

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment Type	Rate	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Water Utilities
USG AS Holdings, LLC(6)(8)(14)	First lien senior secured term loan	SOFR + 5.25%	6/11/2030	79,800	78,724	78,774	10.75%
					78,724	78,774	10.75%
Total Debt Investments					$1,334,207	$1,334,005	182.10%

U.S. Treasury Bill
U.S. Treasury Bill	—	3.61%	4/7/2026	174,487	$172,875	$172,864	23.60%
Total Investments					$1,507,082	$1,506,869	205.70%

Cash Equivalents
BlackRock Liquidity FedFund - Institutional	—	3.64%	—	9,670	$9,670	$9,670	1.32%
Goldman Sachs Financial Square Government Fund Institutional Shares		3.69%	—	124	124	124	0.02%
Total Cash Equivalents					$9,794	$9,794	1.34%

Total Investments and Cash Equivalents					$1,516,876	$1,516,663	207.04%

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

The Company implements its investment strategy directly and through its wholly owned subsidiaries. As used herein, the term “subsidiary” means an entity that primarily engages in investment activities in securities or other assets and is wholly-owned by the Company. The Company is required to comply with the provisions of Section 18 of the Investment Company Act of 1940, as amended (the “1940 Act”), governing capital structure and leverage on an aggregate basis with the Company’s subsidiaries. The Company’s subsidiaries are required to comply with the provisions of Section 17 of the 1940 Act related to affiliated transactions and custody. To the extent that the Company forms a subsidiary advised by an investment adviser other than Overland Advisors, LLC (the “Advisor”), the investment adviser to such subsidiaries are required to comply with the provisions of the 1940 Act relating to investment advisory contracts, including but not limited to, Section 15, as if it were an investment adviser to the Company under Section 2(a)(20) of the 1940 Act.

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

The Company is externally managed by the Advisor, an investment adviser registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), pursuant to an investment advisory agreement between the Company and the Advisor (“Investment Advisory Agreement”). The Advisor is a controlled affiliate of Centerbridge Partners, L.P., a Delaware limited partnership (together with its affiliates, as applicable, “Centerbridge”), that is registered as an investment adviser with the SEC under the Advisers Act. The Advisor has entered into an arrangement with a subsidiary of Wells Fargo & Company (together with its subsidiaries, “Wells Fargo”) pursuant to which Wells Fargo refers investment opportunities in middle market corporate loans to the Advisor that meet the Company’s designated investment criteria in accordance with the terms of the sourcing arrangement. The Advisor is managed by Overland Advisors Holdings, LLC, a Delaware limited liability company, which is a controlled affiliate of Centerbridge and in which Wells Fargo has a non-controlling minority equity investment.

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

The Company consolidates the results of its wholly-owned financing subsidiaries, Overland Financing MS, LLC, Overland Financing DB, LLC, Overland Financing B, LLC, and Overland Financing C, LLC. There were no transactions by Overland Financing DB, LLC through March 31, 2026. All intercompany accounts and transactions have been eliminated in consolidation.

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

PIK Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s consolidated statements of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to each holder of the Company’s common shares of beneficial interest, par value $0.001 per share (the “Common Shares” and each holder thereof, a “Shareholder”) in the form of dividends, even though the Company has not yet collected cash. For the three months ended March 31, 2026, the Company earned $1,129, in PIK income representing 3.2% of total investment income. For the three months ended March 31, 2025, the Company did not earn any PIK income as there were no loans containing PIK provisions during the period.

Non-Accrual Loans

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. There were no loans on non-accrual status as of March 31, 2026 and December 31, 2025.

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

Offering and Organizational Expenses

Organizational expenses are charged as incurred and include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its subsidiaries, their related documents of organization and the Company’s election to be regulated as a BDC. For the three months ended March 31, 2026 and March 31, 2025, the Company did not incur any organizational expenses.

Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of the Company’s registration statement on Form 10 as well as the expenses of Centerbridge and Wells Fargo in negotiating and documenting other arrangements with the initial investors of the Company. Offering expenses of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. For the three months ended March 31, 2026 and March 31, 2025 no offering costs were incurred.

The Company’s organizational and offering costs are the responsibility of the Company and have preliminarily been paid by an affiliate of the Advisor on the Company’s behalf. However, as discussed in Note 4, a portion of the Company’s expenses incurred through March 31, 2026 included on the Company’s consolidated statements of operations, including its organizational and offering costs, have been assumed by the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement between the Company and the Advisor (the “Expense Support Agreement”).

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the period of time during which additional funding remains available under the related debt instrument using the straight-line method, which approximates the effective yield method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s consolidated statements of assets and liabilities.

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

Income Taxes

The Company has elected to be treated as a RIC and intends to qualify annually as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not be subject to any corporate-level U.S. federal income taxes on any ordinary income or capital gains that are distributed at least annually to its Shareholders. Any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.

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

The Company has adopted an “opt out” distribution reinvestment plan (“DRIP”), under which a Shareholder’s distributions (net of withholding tax, if any) would automatically be reinvested under the DRIP in additional whole and fractional shares, unless the Shareholder “opts out” of the DRIP, thereby electing to receive cash dividends. The Company uses newly issued Common Shares to implement the DRIP that are issued at a price per share equal to the most recent net asset value per share determined by the Advisor as the Company’s valuation designee in accordance with Rule 2a-5 under the 1940 Act.

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

Management Fee

The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the average value of the Company’s net assets as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter, excluding cash and cash equivalents. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases. No management fee will be charged on committed but undrawn Capital Commitments (as defined below). For the three months ended March 31, 2026 and 2025, the Management Fee was $2,126 and $1,212, respectively.

As of March 31, 2026 and December 31, 2025, $2,126 and $1,973, respectively, remained payable and is recorded in management fee payable on the consolidated statements of assets and liabilities.

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

For the three months ended March 31, 2026 and 2025, the investment income incentive fee was $2,820 and $1,322, respectively.

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

For the three months ended March 31, 2026 and 2025, the capital gains incentive fee accrued was $0 and ($33), respectively.

Administration Agreement

The Company has entered into the Administration Agreement pursuant to which the Administrator provides the administrative services necessary for the Company to operate. The Company utilizes the Administrator’s office facilities, personnel, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator oversees the Company’s public reporting requirements and tax reporting and monitors the Company’s expenses and the performance of professional services rendered to the Company by others. The Administrator has hired the Sub-Administrator to assist in the provision of certain administrative services. There is no fee paid by the Company in connection with the services provided under the Administration Agreement. The Company will reimburse the Administrator for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including but not limited to rent, the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the costs of its Chief Financial Officer, Chief Compliance Officer, any of their respective staff who provide services to the Company, tax, accounting, investor relations and investor services, technology, legal and operations staff who provide services, including but not limited to transaction-related services to the Company, and internal audit staff, to the extent internal audit performs a role in the Company’s internal control assessment. The reimbursement shall be an amount equal to the Administrator’s actual cost; and provided, further, that such costs are reasonably allocated to the Company on the basis of assets, revenues, estimates, time records or other method conforming with generally accepted accounting principles. For the three months ended March 31, 2026 and 2025, the Company incurred $1,805 and $1,875, respectively, in fees under the Administration Agreement.

The Sub-Administrator will separately be compensated for performing sub-administrative services under the sub-administration agreement and the cost of such compensation, and any other costs or expenses under such agreement, will be in addition to the cost of any other services borne by the Company under the Administration Agreement. For the three months ended March 31, 2026 and 2025, the Company incurred $120 and $70, respectively, in fees under the sub-administration agreement.

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

5.
Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	March 31, 2026		December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt investments	$1,394,011	$1,389,917	$1,205,695	$1,205,232
Second lien senior secured debt investments	48,573	48,831	48,640	48,987
Unsecured debt investments	81,139	81,200	79,872	79,786
U.S. treasury bills	—	—	172,875	172,864
Total Investments	$1,523,723	$1,519,948	$1,507,082	$1,506,869

The industry composition of investments based on fair value consisted of the below as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

	March 31, 2026	December 31, 2025
Health Care Providers & Services	21.3%	18.5%
Commercial Services & Supplies	15.1	17.1
Hotels, Restaurants & Leisure	11.2	12.3
Financial Services	9.1	—
Consumer Staples Distribution & Retail	8.9	10.3
Construction & Engineering	5.5	6.3
Water Utilities	5.2	5.9
Energy Equipment & Services	5.0	5.9
Software	4.9	6.0
Building Products	4.2	4.8
Machinery	3.8	4.3
Consumer Finance	3.2	3.7
Trading Companies & Distributors	2.3	2.5
IT Services	0.2	0.2
Household Products	0.1	0.2
Diversified Financial Services	—	0.5
Electrical Equipment	—	0.4
Textiles, Apparel & Luxury Goods	—	0.4
Health Care Equipment & Supplies	—	0.4
Health Care Technology	—	0.3
Total	100%	100%

The geographic composition of investments at amortized cost and on fair value consisted of the below as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

March 31, 2026
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$1,523,723	$1,519,948	100%	206%
Total	$1,523,723	$1,519,948	100%	206%

December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$1,334,207	$1,334,005	100%	182%
Total	$1,334,207	$1,334,005	100%	182%

6.
Fair Value Measurements

The following tables present the fair value hierarchy of cash equivalents and investments as of March 31, 2026 and December 31, 2025:

	Fair Value Hierarchy as of March 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Investments:
First lien senior secured debt investments	$—	$9,560	$1,380,357	$1,389,917
Second lien senior secured debt investments	—	—	48,831	48,831
Unsecured debt investments	—	—	81,200	81,200
Cash equivalents	56,749	—	—	56,749
Total cash equivalents and investments at fair value	$56,749	$9,560	$1,510,388	$1,576,697

	Fair Value Hierarchy as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Investments:
First lien senior secured debt investments	$—	$42,515	$1,162,717	$1,205,232
Second lien senior secured debt investments	—	—	48,987	48,987
Unsecured debt investments	—	—	79,786	79,786
U.S. treasury bill	172,864	—	—	172,864
Cash equivalents	9,794	—	—	9,794
Total cash equivalents and investments at fair value	$182,658	$42,515	$1,291,490	$1,516,663

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended March 31, 2026
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Unsecured debt investments	Total
Fair value, beginning of period	$1,162,717	$48,987	$79,786	$1,291,490
Purchases of investments	226,955	—	—	226,955
Payment-in-kind	—	—	1,138	1,138
Proceeds from investments	(6,973)	(125)	—	(7,098)
Net change in unrealized appreciation (depreciation)	(3,677)	(89)	146	(3,620)
Net realized gains (losses)	—	—	—	—
Net amortization/accretion of premium/discount on investments	1,335	58	130	1,523
Transfers between investment types	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$1,380,357	$48,831	$81,200	$1,510,388
Net change in unrealized appreciation (depreciation) still held at March 31, 2026	$(3,676)	$(89)	$145	$(3,620)

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2026, there were no transfers into (out of) Level 3.

	For the Three Months Ended March 31, 2025
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Unsecured debt investments	Total
Fair value, beginning of period	$395,206	$49,000	$—	$444,206
Purchases of investments	49,755	—	—	49,755
Payment-in-kind	—	—	—	—
Proceeds from investments	(12,074)	(124)	—	(12,198)
Net change in unrealized appreciation (depreciation)	9	34	—	43
Net realized gains (losses)	(7)	—	—	(7)
Net amortization/accretion of premium/discount on investments	636	(2)	—	634
Transfers between investment types	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$433,525	$48,908	$—	$482,433
Net change in unrealized appreciation (depreciation) still held at March 31, 2025	$9	$34	$—	$43

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025, there were no transfers into (out of) Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 assets as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of March 31, 2026
				Range
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First lien senior secured debt investments	$1,082,807	Yield Analysis	Discount Rate	8.9%	11.5%	10.0%
First lien senior secured debt investments	297,551	Recent Transaction	Transaction Price	98.0%	98.9%	98.5%
Second lien senior secured debt investments	48,831	Yield Analysis	Discount Rate	11.6%	11.6%	11.6%
Unsecured debt investments	81,199	Yield Analysis	Discount Rate	13.5%	14.3%	13.7%
Total	$1,510,388

	As of December 31, 2025
				Range
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First lien senior secured debt investments	$868,271	Yield Analysis	Discount Rate	8.8%	11.2%	9.7%
First lien senior secured debt investments	294,446	Recent Transaction	Transaction Price	98.0%	99.3%	98.5%
Second lien senior secured debt investments	48,987	Yield Analysis	Discount Rate	11.4%	11.4%	11.4%
Unsecured debt investments	65,086	Yield Analysis	Discount Rate	13.3%	13.8%	13.4%
Unsecured debt investments	14,700	Recent Transaction	Transaction Price	98.0%	98.0%	98.0%
Total	$1,291,490

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

7.
Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 187.11% and 187.67%, respectively. Also, as of March 31, 2026, the Company was in compliance with all covenants and other requirements of the MS Revolving Credit Facility, SMTB Credit Facility, BNP Revolving Credit Facility I, BNP Revolving Credit Facility II as well as the December 2024 Secured Borrowing (the “Secured Borrowings”) (each as defined below). The Company’s debt obligations are recorded at carrying value, which approximates fair value.

The below tables present the Company’s outstanding debt obligations as of the following periods:

	March 31, 2026
	Aggregate Principal	Outstanding	Net Carrying	Unused
($ in thousands)	Committed	Principal	Value	Portion(1)
MS Revolving Credit Facility	$300,000	$195,000	$195,000	$105,000
SMTB Revolving Tranche (2)	315,000	227,300	227,300	87,700
SMTB Term Loan Tranche (3)	272,500	272,500	271,632	—
BNP Revolving Credit Facility II	400,000	146,000	146,000	254,000
Total Borrowings	$1,287,500	$840,800	$839,932	$446,700

(1)
The unused portion is the amount upon which unused fees are based, if any.
(2)
The SMTB Revolving Tranche’s aggregate principal committed balance includes $115,000 drawn on the uncommitted tranche as of March 31, 2026.
(3)
Carrying value is net of unamortized deferred financing costs of $868.

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

As of March 31, 2026 and December 31, 2025, the Company had $195 million and $195 million, respectively, in outstanding borrowings under the MS Revolving Credit Facility.

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

As of March 31, 2026, the Company had recorded $3,339 of cumulative deferred financing costs in connection with the MS Revolving Credit Facility.

The components of interest expense related to the MS Revolving Credit Facility for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the three months ended	For the three months ended
($ in thousands)	March 31, 2026	March 31, 2025
Stated interest expense	$2,934	$3,942
Unused/undrawn fees	131	67
Amortization of deferred financing costs	284	284
Administration fees	113	113
Total interest and debt financing costs	$3,462	$4,406
Average stated interest rate	6.02%	6.40%
Average borrowings	$195,000	$246,333

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

As of March 31, 2026 and December 31, 2025, the Company had $500 million and $497 million, respectively, in outstanding borrowings under the SMTB Credit Facility.

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

As of March 31, 2026 and December 31, 2025, the Company had $227 million and $297 million, respectively, in outstanding borrowings under the SMTB Revolving Tranche.

As of March 31, 2026, the Company had recorded $2,141 of cumulative deferred financing costs in connection with the SMTB Credit Facility.

The components of interest expense related to the SMTB Revolving Tranche for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the three months ended	For the three months ended
($ in thousands)	March 31, 2026	March 31, 2025
Stated interest expense	$1,562	$769
Unused/undrawn fees	106	106
Amortization of deferred financing costs	178	226
Administration fees	—	—
Total interest and debt financing costs	$1,846	$1,101
Average stated interest rate	5.45%	6.73%
Average borrowings	$114,652	$44,300

As of March 31, 2026 and December 31, 2025, the Company had $273 million and $200 million, respectively, in outstanding borrowings under the SMTB Term Loan Tranche.

As of March 31, 2026, the Company had recorded $1,320 of cumulative deferred financing costs in connection with the SMTB Term Loan Tranche.

The components of interest expense related to the SMTB Term Loan Tranche for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the three months ended	For the three months ended
($ in thousands)	March 31, 2026	March 31, 2025
Stated interest expense	$3,449	$—
Amortization of deferred financing costs	191	—
Total interest and debt financing costs	$3,640	$—
Average stated interest rate	5.28%	0.00%

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

On September 26, 2025, the BNP Revolving Credit Facility I was amended to extend the maturity date to December 31, 2025 and to make certain other conforming changes.

On December 2, 2025, the BNP Revolving Credit Facility I was terminated and all amounts outstanding thereunder were repaid.

As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under the BNP Revolving Credit Facility I.

Advances under the BNP Revolving Credit Facility I will bear interest at a rate equal to the applicable benchmark (which is initially the forward-looking term rate based on the SOFR to the three month secured overnight financing rate) plus an applicable margin of 1.45% per annum. The BNP Revolving Credit Facility I also includes a commitment fee payable each calendar quarter, at a rate per annum equal to (a) for any calendar quarter in which the average principal obligations is less than or equal to 50% of the committed facility amount, 0.70%, (b) for any calendar quarter in which the average principal obligations is greater than 50% of the committed facility amount but less than or equal to 65% of the committed facility amount, 0.30%, (c) for any calendar quarter in which the average principal obligations is greater than 65% of the committed facility amount but less than or equal to 75% of the committed facility amount, 0.20% and (d) for any calendar quarter in which the average principal obligations is greater than 75% of the committed facility amount, 0.00%.

As of March 31, 2026, the Company had recorded $429 of cumulative deferred financing costs in connection with the BNP Revolving Credit Facility I. All deferred financing costs were fully amortized upon the termination of the facility.

The components of interest expense related to the BNP Revolving Credit Facility I for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the three months ended	For the three months ended
($ in thousands)	March 31, 2026	March 31, 2025
Stated interest expense	$—	$1,110
Unused/undrawn fees	—	96
Amortization of deferred financing costs	—	139
Administration fees	—	—
Total interest and debt financing costs	$—	$1,345
Average stated interest rate	N/A	5.75%
Average borrowings	$—	$77,978

BNP Revolving Credit Facility II

On December 2, 2025, Overland Financing C, LLC, a wholly-owned financing subsidiary of the Company, entered into a senior secured revolving credit agreement (the “BNP Credit Agreement” and, such facility, the “BNP Revolving Credit Facility II”) with BNP. BNP serves as the administrative agent, U.S. Bank Trust Company, National Association, serves as collateral agent and the Company serves as a servicer under the BNP Revolving Credit Facility II.

Under the BNP Revolving Credit Facility II, BNP has agreed to make available to Overland Financing C, LLC, a revolving loan facility in the maximum principal amount of up to $400 million subject to additional increases.

As of March 31, 2026 and December 31, 2025, the Company had $146 million and $139 million, respectively, in outstanding borrowings under the BNP Revolving Credit Facility II.

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

As of March 31, 2026, the Company had recorded $3,382 of cumulative deferred financing costs in connection with the BNP Revolving Credit Facility II.

The components of interest expense related to the BNP Revolving Credit Facility II for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	For the three months ended	For the three months ended
($ in thousands)	March 31, 2026	March 31, 2025
Stated interest expense	$1,894	$—
Unused/undrawn fees	378	—
Amortization of deferred financing costs	278	—
Administration fees	6	—
Total interest and debt financing costs	$2,556	$—
Average stated interest rate	5.62%	0.00%
Average borrowings	$134,761	$—

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

As of March 31, 2026 and December 31, 2025, the Company had no outstanding Secured Borrowings.

The amount of interest expense incurred related to the Secured Borrowings for the three months ended March 31, 2026 and March 31, 2025 was $0 and $119, respectively.

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

The Company and the Advisor have entered into an Expense Support Agreement. The Company may be obligated to make a Reimbursement Payment to the Advisor for such expenses through March 31, 2029. As of March 31, 2026, the Company did not have an obligation to repay expense support to the Advisor and did not record a liability on the consolidated statements of assets and liabilities. Refer to Note 4 for more information on the Expense Support Agreement.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company’s inception:

For the Period Ended	Expense Payments by Advisor	Reimbursement Payments to Advisor	Unreimbursed Expense Payable
December 31, 2023	$3,933	$—	$3,933
March 31, 2024	885	—	885
June 30, 2024	3,305	—	3,305
September 30, 2024	4,491	—	4,491
December 31, 2024	225	—	225
March 31, 2025	2,634	—	2,634
June 30, 2025	1,074	—	1,074
September 30, 2025	1,180	—	1,180
December 31, 2025	400	—	400
March 31, 2026	515	—	515
Total	$18,642	$—	$18,642

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

The Company had the following outstanding commitments to investments as of the following period:

($ in thousands) Portfolio Company	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of March 31, 2026(1)
Advanced Technology Services Inc	Delayed Draw Term Loan	12/31/2026	$8,782	$(132)
Atlantic Squared Supply LLC	Delayed Draw Term Loan	11/17/2027	10,345	(91)
CI (MG) GROUP, LLC	Delayed Draw Term Loan	3/27/2027	10,490	(68)
CI (MG) GROUP, LLC	Revolving Term Loan	3/27/2030	2,128	(25)
Continental Cafe LLC	Delayed Draw Term Loan	12/19/2026	10,961	(73)
Envision Management Holding, Inc.	Delayed Draw Term Loan	12/31/2027	3,124	(31)
Exclusive Resorts Real Estate Holdings I, LLC	Delayed Draw Term Loan	12/3/2027	5,859	(27)
Hand Family Companies Holdings, LLC	Delayed Draw Term Loan	5/30/2027	13,951	(279)
Hand Family Companies Holdings, LLC	Delayed Draw Term Loan	5/30/2027	5,115	(102)
JF Acquisition LLC	Delayed Draw Term Loan	6/18/2027	4,301	(43)
JF Acquisition LLC	Revolving Term Loan	6/18/2030	3,971	(79)
Total Unfunded Portfolio Company Commitments			$79,027	$(950)

(1)
The negative fair value is the result of the capitalized discount on the loan.

($ in thousands) Portfolio Company	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of December 31, 2025(1)
Advanced Technology Services Inc	Delayed Draw Term Loan	12/31/2026	$8,782	$(132)
Atlantic Squared Supply LLC	Delayed Draw Term Loan	11/17/2027	10,345	(91)
CI (MG) GROUP, LLC	Delayed Draw Term Loan	3/27/2027	10,581	(68)
CI (MG) GROUP, LLC	Revolving Term Loan	3/27/2030	2,128	(24)
Continental Cafe LLC	Delayed Draw Term Loan	12/19/2026	13,788	(120)
Envision Management Holding, Inc.	Delayed Draw Term Loan	12/31/2027	3,124	(23)
Exclusive Resorts Real Estate Holdings I, LLC	Delayed Draw Term Loan	12/3/2027	11,719	(59)
Hand Family Companies Holdings, LLC	Delayed Draw Term Loan	5/30/2027	13,951	(279)
Hand Family Companies Holdings, LLC	Delayed Draw Term Loan	5/30/2027	5,115	(102)
JF Acquisition LLC	Delayed Draw Term Loan	6/18/2027	6,419	(64)
JF Acquisition LLC	Revolving Term Loan	6/18/2030	3,971	(79)
Total Unfunded Portfolio Company Commitments			$89,923	$(1,041)

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

The Company is authorized to issue an unlimited number of Common Shares. As of March 31, 2026, the Company had issued 29,896,291 shares and all are outstanding. Also, as of March 31, 2026, the Company had executed subscription agreements for approximately $2.2 billion of Capital Commitments (of which approximately $1.4 billion remained unfunded as of March 31, 2026).

The following table summarizes the total Common Shares issued and aggregate offering proceeds related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreement as of March 31, 2026.

($ in thousands, except shares)	Number of	Aggregate
Share Issuance Date	Shares Issued	Offering Proceeds
20-Dec-23	400	$10
7-May-24	7,759,600	193,990
1-Jul-24	411,547	10,258
30-Sep-24	2,964,947	75,000
31-Dec-24	5,986,219	150,000
31-Jan-25(1)	96,386	2,432
31-Mar-25	2,021,308	50,000
30-Apr-25(1)	75,416	1,871
30-Jun-25	6,842,467	170,000
31-Jul-25(1)	90,488	2,265
31-Oct-25(1)	136,569	3,416
31-Dec-25	3,225,060	79,669
30-Jan-26(1)	151,422	3,755
28-Feb-26	134,462	3,359
Total	29,896,291	$746,025

(1)
Shares were issued to Shareholders participating in the Company’s DRIP.

Preferred Shares

On December 11, 2025, the Company issued and sold 515 shares of its 12.0% Series A Cumulative Preferred Shares, par value $0.001 per share (the “Preferred Shares”). Each share of the Preferred Shares was sold at a price of $3 per share and each individual investor in the Preferred Shares was entitled to purchase only one Preferred Share. The Company received proceeds of $1,545 net of offering costs of $288 for net proceeds of $1,257. Each holder of the Preferred Shares is entitled to a liquidation preference of $3 per share (the “Liquidation Value”) with respect to distributions, including the payment of dividends and distribution of the Company’s assets upon dissolution, liquidation, or winding up. The Preferred Shares are senior to all other classes and series of common shares, and rank on parity with any other class or series of preferred shares of the Company, whether such class or series is now existing or is created in the future, to the extent of the aggregate Liquidation Value and all accrued but unpaid dividends and any applicable redemption premium on the Preferred Shares. Dividends on each share of Preferred Shares accrue on a daily basis at the rate of 12.0% per annum of the sum of the Liquidation Value thereof plus all accumulated and unpaid dividends thereon (the “Preferred Dividends”), from and including the date of issuance, or, if any shares of Preferred Shares are issued after the first dividend period, dividends on such shares shall accrue and be cumulative from the day immediately following the most recent dividend payment date, to and including the earlier of (1) the date of any liquidation, dissolution, or winding up of the Company or (2) the date on which such Preferred Shares are redeemed. Dividends accrue whether or not they have been authorized or declared, whether or not there are profits, surplus or other funds of the Company legally available for the payment of dividends. Dividends are payable semi-annually.

The Preferred Shares are subject to redemption at the Company’s option any time by notice of such redemption on a date selected by the Company for such redemption, such date being referred to as the “Redemption Date”. If the Company elects to cause the redemption of the Preferred Shares, each share of Preferred Shares will be redeemed for a price, payable in cash (i.e. no conversion provision) on the Redemption Date, equal to 100% of such share’s Liquidation Value, plus all accrued and unpaid dividends to and including the Redemption Date, plus a redemption premium per share as follows: (1) if the redemption date occurs prior to the second (2nd) anniversary of the date of the original issuance of the Preferred Shares, a redemption premium of $0.3; and (2) thereafter, no redemption premium. From and after the close of business on the Redemption Date, all dividends on the outstanding Preferred Shares will cease to accrue, such shares will no longer be deemed to be outstanding, and all rights of the holders of such shares (except the right to receive the redemption price for such shares from the Company) will cease.

Distributions

The following table presents distributions to holders of the Company’s Common Shares that were declared and payable for three months ended March 31, 2026:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 30, 2026	March 30, 2026	April 30, 2026	$0.52	$15,546
Total			$0.52	$15,546

For the three months ended March 31, 2026, the Company did not declare any Preferred Dividends.

The following table presents distributions to holders of the Company’s Common Shares that were declared and payable for three months ended March 31, 2025:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 28, 2025	March 28, 2025	April 30, 2025	$0.44	$7,576
Total			$0.44	$7,576

For the three months ended March 31, 2025, no Preferred Dividends were declared as there were no Preferred Shares issued as of March 31, 2025.

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

The following table presents the shares distributed pursuant to the Company’s DRIP for the three months ended March 31, 2026:

($ in thousands, except shares)
Date Declared	Record Date	Payment Date	DRIP Shares Issued	DRIP Shares Value
December 23, 2025	December 29, 2025	January 30, 2026	151,422	$3,755
Total			151,422	$3,755

The following table presents the shares distributed pursuant to the Company’s DRIP for the three months ended March 31, 2025:

($ in thousands, except shares)
Declaration Date	Record Date	Payment Date	DRIP Shares Issued	DRIP Shares Value
December 19, 2024	December 30, 2024	January 31, 2025	96,386	$2,432
Total			96,386	$2,432

10.
Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the three months ended March 31, 2026 and March 31, 2025:

	For the three months ended	For the three months ended
($ in thousands, except shares and per share data)	March 31, 2026	March 31, 2025
Net increase (decrease) in net assets from operations applicable to Common Shares	$12,340	$2,031
Weighted average shares of Common Shares outstanding basic and diluted	29,760,846	17,209,430
Earnings per share of Common Shares basic and diluted	$0.41	$0.12

11.
Financial Highlights

The following are the financial highlights for the three months ended March 31, 2026 and March 31, 2025:

	For the three months ended	For the three months ended
($ in thousands, except share and per share data)	March 31, 2026	March 31, 2025
Per Share Data:(1)
Net asset value per Common Share, beginning of period	$24.69	$25.06
Net investment income	0.54	0.44
Net realized gains (losses) and change in unrealized appreciation (depreciation) (2)	(0.13)	(0.32)
Net increase (decrease) in net assets from operations	0.41	0.12
Distributions declared from net investment income to common shareholders (3)	(0.52)	(0.44)
Distributions of net investment income to preferred shareholders	—	—
Total increase (decrease) in net assets	(0.11)	(0.32)
Net asset value per Common Share, end of period	$24.58	$24.74
Common Shares outstanding, end of period	29,896,291	19,240,407
Total return based on NAV (4)(8)	1.68%	0.48%

Ratios:
Expenses before expense support to average net assets applicable to Common Shares (5)	9.73%	11.46%
Expenses after expense support to average net assets applicable to Common Shares (5)	9.42%	9.55%
Net investment income to average net assets applicable to Common Shares (5)	10.04%	8.19%
Incentive fees to average net assets applicable to Common Shares (5)	0.38%	0.30%
Portfolio turnover rate (6)	14.06%	17.31%

Supplemental Data:
Net assets, end of period	$736,198	$475,940
Total capital commitments, end of period	$2,180,000	$2,060,000
Ratios of total contributed capital to total committed capital, end of period	33.59%	23.26%
Average debt outstanding	$705,636	$374,344
Asset coverage ratio (7)	187.11%	190.74%

Certain prior period amounts have been reclassified to conform to current period presentation.

(1)
The per share data was derived by using the weighted average Common Shares outstanding during the period.
(2)
For the three months ended March 31, 2026 and March 31, 2025, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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
(8)
The Company revised its previously reported total return based on NAV from 4.06 to 0.48% for the three months ended March 31, 2025, to reflect the removal of the January 31, 2025, DRIP amount from the Total Return calculation, which had already been factored into the beginning NAV which was the basis for the Total Return calculation. The Company does not consider the impact of the error to be material to the previously reported financial statements but determined that it is useful for the Q1 2026 Form 10-Q to reflect the revised total return in the financial highlights presented above.

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

The CODM assesses performance and makes operating decisions of the Company primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amounts of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reportable segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

13.
Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in this section should be read in conjunction with “Item 1. Financial Statements.” This discussion contains forward-looking statements, which relate to future events, our future performance or financial condition and involves numerous risks, uncertainties and other factors outside of our control including, but not limited to, those set forth herein under “Cautionary Statement Regarding Forward-Looking Statements” and under “Risk Factors” in Item 1A of our most recent Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.

Overview

Overland Advantage (the “Company,” “we,” “our,” or “us”) is a Delaware statutory trust structured as an externally managed, non-diversified closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company also has elected to be treated as, and intends to qualify annually as, a Regulated Investment Company (“RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

The Company generally expects to invest in “middle market” companies with annual earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” ranging from $25 million to $100+ million, a substantial portion of which is expected to be non-sponsor owned. Notwithstanding the foregoing, Overland Advisors, LLC (the “Advisor”) may determine whether companies qualify as “middle market” in its sole discretion, primarily based on analysis of the EBITDA of such companies, although other factors may be considered, and the Company may from time to time invest in larger or smaller companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets, including the high yield and syndicated loan markets. The investment size will vary with the size of the Company’s capital base. The Company may invest without limit in originated or syndicated debt.

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

The Company’s primary operating expenses include the payment of fees to the Advisor under the investment advisory agreement (“Investment Advisory Agreement”), the Company’s allocable portion of overhead expenses under the Administration Agreement, and all other costs and expenses relating to the Company’s operations and transactions, including: operational and organizational costs; the cost of calculating the Company’s net asset value, including the cost and expenses of third-party valuation services; fees and expenses payable to third parties relating to evaluating, making and disposing of investments, including the Advisor’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments, monitoring investments and, if necessary, enforcing the Company’s rights; the expenses of Centerbridge and Wells Fargo in negotiating and documenting the Wells Fargo Sourcing Arrangement; the fees and expenses relating to the development, licensing, implementation, installation, servicing and maintenance of, and consulting with respect to computer software, technology and information technology systems used in connection with the management of the Company’s investments including, without limitation, costs and expenses of technology service providers and related software, hardware and subscription-based services utilized in connection with the Company’s investment and operational activities, including but not limited to, the origination and monitoring of investments; expenses related to the maintenance of registered offices and corporate licensing; corporate licensing and other professional fees (including, without limitation, expenses of consultants (including, but not limited to, consulting fees for, and other amounts payable to, senior or special advisors, certain other advisors, operating partners and other similar professionals incurred by a client for the benefit of such client or such client’s investments or portfolio companies) and other experts); bank service fees; withholding and transfer fees; loan administration costs; costs incurred in connection with trademarks or other intellectual property; interest payable on debt and other borrowing costs, if any, incurred to finance the Company’s investments; costs of effecting sales and repurchases of the Company’s Common Shares and other securities; the management fee and any incentive fee payable under the Investment Advisory Agreement; distributions on the Company’s Common Shares; transfer agent and custody fees and expenses; the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it; other expenses incurred by the Administrator; brokerage fees and commissions; sourcing or finder’s fees; costs and expenses of distributing and placing interests in the Common Shares; federal, state and foreign registration fees (which can arise, for example, if a local jurisdiction requires a license or other registration to do business); U.S. federal, state and local taxes; independent trustees’ fees and expenses; costs associated with the Company’s reporting, legal, regulatory and compliance obligations, including, without limitation, under the 1940 Act and applicable U.S. federal, state, local, or other laws and regulations; costs of any reports, proxy statements or other notices or communications to each of the holders of the Company’s Common Shares (“Shareholders’), including, without limitation, printing costs, costs of technology licensing and maintenance of the website for the benefit of Shareholders and any Shareholder portal (including any database or other forum hosted on a website designated by the Company) or due diligence platform; costs and expenses in connection with monitoring (including with respect to sustainable value creation, cyber security, anti-corruption and similar functions), complying with and performing any provisions in agreement with investors; anti-money laundering and sanctions monitoring expenses; costs of holding Shareholder meetings and meetings of the Company’s board of trustees (the “Board”), including, without limitation, legal, travel, lodging and meal expenses; board fees of the Company’s Board; the Company’s fidelity bond; trustees and officers’ errors and omissions and other liability insurance, and any other insurance expenses; costs associated with obtaining an order for SEC co-investment exemptive relief; litigation, indemnification and other non-recurring or extraordinary expenses (whether actual, pending or threatened) or any costs arising therefrom, and any judgments, fines, remediations or settlements paid in connection therewith; fees, costs and expenses related to any governmental inquiry, investigation or proceeding directly or indirectly involving or otherwise applicable to the Company, Advisor or any of their respective affiliates in connection with the activities of the Company or any investment; direct and indirect costs and expenses of administration and operation, including printing, mailing, reporting, publishing, long distance telephone, staff, accounting, audit, compliance, tax and legal costs; accounting, audit and tax advice and preparation expenses (including preparation costs of financial statements, tax returns and reports to investors); fees and expenses associated with marketing efforts (including, but not limited to, reasonable out-of-pocket expenses incurred by the Advisor and its affiliates in attending meetings with Shareholders and/or prospective Shareholders); dues, fees and charges of any trade association of which the Company is a member; the costs of any private or public offerings of the Common Shares and other securities, including registration and listing fees, if any, and any other filing and registration fees; other expenses related to the purchase, monitoring, syndication of co-investments, sale, settlement, custody or transmittal of the Company’s assets (directly or through financing alternative investment subsidiaries and/or trading subsidiaries which the Company may from time to time establish); windup and liquidation expenses and all other expenses reasonably incurred by the

Company or the Administrator in connection with administering the Company’s business (including payments made to third-party providers of goods or services) and not required to be borne by the Advisor or another service provider pursuant to any agreement with the Company. From time to time, the Administrator, the Advisor or their respective affiliates may pay third-party providers of goods or services. The Company will subsequently reimburse such entity, as applicable, for such amounts paid on the Company’s behalf.

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

Portfolio and Investment Activity

The following table presents our portfolio and investment activity during the following periods (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Investments funded	$226,955	$49,721
Investments sold	(26,823)	—
Net activity before investment repayments	200,132	49,721
Investment repayments	(13,022)	(31,937)
Net investment activity	$187,110	$17,784

Portfolio companies at beginning of period	30	62
Number of new portfolio companies	2	1
Number of exited portfolio companies	(6)	(4)
Portfolio companies at end of period	26	59

The following table presents our portfolio composition and weighted average yields as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	March 31, 2026	December 31, 2025
Portfolio composition, at fair value:
First lien senior secured debt	$1,389,917	$1,205,232
Second lien senior secured debt	48,831	48,987
Unsecured debt investments	81,200	79,786
Total Portfolio	$1,519,948	$1,334,005
Weighted average yields, at amortized cost(1):
First lien senior secured debt	9.57%	9.56%
Second lien senior secured debt	11.06%	11.11%
Unsecured debt investments	10.79%	13.31%
Total Portfolio	9.68%	9.84%

(1)
Exclusive of investments on non-accrual status. As of March 31, 2026 and December 31, 2025 there were no investments on non-accrual status.

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

The following table shows the investment ratings of the investments in our portfolio (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	March 31, 2026		December 31, 2025
Investment Rating	Fair value	% of Portfolio	Fair value	% of Portfolio
1	$—	—%	$—	—%
2	1,260,632	82.9	1,221,200	91.5
3	259,316	17.1	112,805	8.5
4	—	—	—	—
5	—	—	—	—
Total Fair Value	$1,519,948	100%	$1,334,005	100%

Results of Operations

The following table presents our operating results during the following periods:

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total investment income	$35,188	$18,744
Net expenses	19,206	11,219
Net investment income (loss)	15,982	7,525
Net realized gain (loss)	(79)	(7)
Net unrealized appreciation (depreciation)	(3,563)	(5,487)
Net increase (decrease) in net assets resulting from operations	$12,340	$2,031

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the following periods:

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Investment Income
Interest income	$35,188	$18,744
Total Investment Income	$35,188	$18,744

For the three months ended March 31, 2026, total investment income increased to $35.2 million from $18.7 million for the three months ended March 31, 2025 driven by our continued deployment of capital. As of March 31, 2026 and March 31, 2025, the size of our investment portfolio at fair value was $1.5 billion and $1.0 billion, respectively and the weighted average yield on the debt and income producing portfolio at amortized cost was 9.68% and 9.13%, respectively.

Expenses

Expenses for the following periods:

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest and debt financing costs	$11,504	$6,972
Amortization of offering costs	—	1,184
Management fee	2,126	1,212
Investment income incentive fee	2,820	1,322
Capital gains incentive fee	—	(33)
Other general and administrative expenses	2,116	2,093
Professional fees	992	940
Trustees’ fees	163	163
Total expenses	$19,721	$13,853
Advisor expense support	(515)	(2,634)
Net Expenses	$19,206	$11,219

Net expenses for the three months ended March 31, 2026 increased to $19.2 million from $11.2 million for the three months ended March 31, 2025.

Interest and debt financing costs increased from $7.0 million three months ended March 31, 2025 to $11.5 million for the three months ended March 31, 2026 primarily due to an increase in average debt outstanding resulting from the our use of multiple borrowing facilities to fund increased investment activity.

Amortization of offering costs decreased for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025 primarily due to higher capitalized costs related to the commencement of operations that were fully amortized in the prior year.

The increase in management fees for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025 was driven by our deployment of capital and an increase in average net assets.

Incentive fees increased to $2.8 million for the three months ended March 31, 2026 when compared to $1.3 million for the three months ended March 31, 2025 due to the increase in Net Investment Income. Refer to Note 4 to our consolidated financial statements for additional information regarding the Investment Advisory Agreement.

Other general and administrative expenses include insurance, research, sub-administrator, and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. Other general and administrative expenses for the three months ended March 31, 2026 remained relatively consistent as compared to the three months ended March 31, 2025. Refer to Note 4 to our consolidated financial statements for additional information regarding the Administration Agreement and the administrative fees thereunder.

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. Professional fees increased from $0.9 million for the three months ended March 31, 2025 to $1.0 million for the three months ended March 31, 2026, primarily as a result of higher legal and valuation fees.

We entered into the Expense Support Agreement with the Advisor, pursuant to which the Advisor has contractually agreed to pay Other Operating Expenses of the Company on the Company’s behalf such that Other Operating Expenses of the Company do not exceed 0.375% (1.50% on an annualized basis) of the Company’s applicable quarter-end net asset value. We received $18.6 million (since inception) in expense support from the Advisor. Refer to Note 4 to our consolidated financial statements for additional information regarding the Expense Support Agreement. Such expenses may be subject to reimbursement from the Company in the future.

Financial Condition, Liquidity and Capital Resources

The Company generates cash from (i) future offerings of the Company’s Common Shares or preferred shares, (ii) cash flows from operations and (iii) borrowings from banks or other lenders, including under the revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding Inc. (“MS”), and the revolving credit facility and term loan tranche (the “SMTB Credit Facility”) with Sumitomo Mitsui Trust Bank, Limited, New York Branch (“SMTB”), and the revolving credit facilities (the “BNP Revolving Credit Facility I”) and (the “BNP Revolving Credit Facility II”) with BNP Paribas SA (“BNP”) as described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.” The Company will seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, the Company cannot commit to do so. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

The Company’s primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Advisor), (iii) debt service of any borrowings and (iv) cash distributions to the holders of the Company’s shares.

Equity Activity

On December 20, 2023, an affiliate of the Advisor contributed $10,000 ($25 per share) of capital to the Company in exchange for 400 Common Shares. On May 7, 2024, the Company had its initial closing and received capital contributions of approximately $194 million. On March 6, 2026, the Company received capital contributions of approximately $3.4 million. In addition, as of March 31, 2026, the Company had executed subscription agreements for approximately $2.2 billion of capital commitments (as of which $1.4 billion remains unfunded as of March 31, 2026).

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

The following table shows our contractual obligations under our debit facilities as of March 31, 2026:

	Payments Due by Period
($ in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
MS Revolving Credit Facility	$195,000	$—	$195,000	$—	$—
SMTB Revolving Tranche	227,300	—	227,300	—	—
SMTB Term Loan Tranche	272,500	—	272,500	—	—
BNP Revolving Credit Facility II	146,000	—	—	146,000	—
Total Debt Obligations	$840,800	$—	$694,800	$146,000	$—

MS Revolving Credit Facility

On February 22, 2024, the Company, through its wholly-owned financing subsidiary Overland Financing MS, LLC, entered into the MS Revolving Credit Facility. Under the MS Revolving Credit Facility, MS has agreed to make available to Overland Financing MS, LLC a revolving loan facility in the maximum principal amount of up to $300 million. On June 6, 2024 and November 15, 2024 certain terms, including the applicable margins, in the MS Revolving Credit Facility were amended. As of March 31, 2026, $195 million had been drawn under the MS Revolving Credit Facility. See also “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

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

On August 13, 2025, the Company entered into an amendment (the “Fifth Amendment”) to the SMTB Credit Facility. Among other things, the Fifth Amendment (a) incorporated term loan tranche mechanics and reallocated $200 million of the $400 million maximum commitment (“SMTB Revolving Tranche”) under the SMTB Credit Facility to a new term loan tranche (the “SMTB Term Loan Tranche”) and (b) incorporated an applicable margin of 1.95% for term loans based on Term SOFR. The Company has the option under the SMTB Credit Facility to increase the aggregate maximum commitment to up to $700 million, and allocate between the SMTB Term Loan and the SMTB Credit Facility at the Company’s discretion

On October 30, 2025, the Company entered into an amendment to the SMTB Credit Facility (the “Sixth Amendment”), which, among other things, incorporated a new $500 million uncommitted tranche and amended certain terms, including (a) reducing the applicable margin from (i) 1.25% to 0.75% for revolving loans based on the alternate base rate, (ii) 2.25% to 1.75% for revolving loans based on the Term SOFR rate and (iii) 1.95% to 1.60% for term loans based on the Term SOFR rate and (b) extending the maturity date from July 10, 2026 to April 29, 2027. As of March 31, 2026, $500 million had been drawn under the SMTB Credit Facility. See also “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

BNP Revolving Credit Facility I

On December 17, 2024, the Company, through its wholly-owned financing subsidiary Overland Financing B, LLC, entered into a revolving credit facility (the “BNP Revolving Credit Facility I”). Under the BNP Revolving Credit Facility I, BNP has agreed to make available to Overland Financing B, LLC, a revolving loan facility in the maximum facility amount of $340 million from January 2, 2025 through March 31, 2025, a maximum facility amount of $330 million from April 1, 2025 through June 30, 2025, a maximum facility amount of $270 million from July 1, 2025 through September 30, 2025 and, as extended, a maximum facility amount of $139 million from October 1, 2025 through December 31, 2025. On September 26, 2025, the BNP Revolving Credit Facility I was amended to extend the maturity date to December 31, 2025 and other conforming changes. On December 2, 2025, the BNP Revolving Credit Facility I was terminated and all amounts outstanding thereunder were repaid. See also “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

BNP Revolving Credit Facility II

On December 2, 2025, the Company, through its wholly-owned financing subsidiary Overland Financing C, LLC, entered into a senior secured revolving credit agreement (the “BNP Credit Agreement” and, such facility, the “BNP Revolving Credit Facility II). Under the BNP Revolving Credit Facility II, BNP has agreed to make available to Overland Financing C, LLC, a revolving loan facility in the maximum principal amount of up to $400 million subject to additional increases. As of March 31, 2026, $146 million had been drawn under the BNP Revolving Credit Facility~~.~~ II. See also “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.”

From time to time in the future, we may establish one or more additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over the Secured Overnight Financing Rate (“SOFR”), or an alternate reference rate. We cannot assure Shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

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

Off-Balance Sheet Arrangements

Our investment portfolio contains and is expected to continue to contain debt investments in the form of delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026, we held unfunded delayed draw term loans with a principal amount of $79.0 million.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. In addition, the MS Revolving Credit Facility, BNP Revolving Credit Facility II, and the SMTB Credit Facility are subject to floating interest rates. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 7. Borrowings.” A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of the Company’s investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for Income-Based Fee as described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 4. Agreements and Related Party Transactions.”

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

As of March 31, 2026, all of the Company’s debt portfolio investments bore interest at variable rates, which are generally SOFR and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to interest rate floors. Further, the MS Revolving Credit Facility, BNP Revolving Credit Facility II, and SMTB Credit Facility bear interest at SOFR rates with no interest rate floors.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates to our loan portfolio and outstanding debt as of March 31, 2026, assuming no changes in our investment and borrowing structure.

($ in thousands)	Increase (Decrease) in	Increase (Decrease) in	Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 200 basis points	$30,917	$16,816	$14,101
Up 100 basis points	$15,458	$8,408	$7,050
Up 50 basis points	$7,729	$4,204	$3,525
Down 50 basis points	$(7,729)	$(4,204)	$(3,525)
Down 100 basis points	$(15,150)	$(8,408)	$(6,742)

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

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under the heading “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, as may be amended and supplemented from time to time. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may adversely affect its business, financial condition and/or operating results. During the fiscal quarter ended March 31, 2026 there were no material changes from the risk factors set forth in the Company’s most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of the Company’s trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities to satisfy the affirmative defense condition of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.1*

Seventh Amendment to the Revolving Credit Agreement, dated as of March 18, 2026, by and among Overland Advantage, as the initial borrower, Overland Advantage Feeder Fund, L.P., as the guarantor, Overland Advantage Feeder Fund GP Ltd., as the general partner of the guarantor, Sumitomo Mitsui Trust Bank, Limited, New York Branch, as administrative agent, arranger and a lender, and NatWest Markets PLC, as a lender.

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

Overland Advantage

Date: May 13, 2026	By:	/s/ Gavin R. Baiera
Name: Gavin R. Baiera
Title: Chief Executive Officer

Date: May 13, 2026	By:	/s/ Kimberly A. Terjanian
Name: Kimberly A. Terjanian
Title: Chief Financial Officer and Treasurer