Form 10-Q
period 2026-06-30
Overland Advantage
filed 2026-08-12
CIK 1965934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, the registrant had 31,769,521 common shares of beneficial interest, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Overland Advantage

Consolidated Statements of Assets and Liabilities

(amounts in thousands, except share and per share data)

	June 30, 2026		December 31, 2025
	(Unaudited)		(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,626,749 and $1,507,082, respectively)	$1,619,323		$1,506,869
Cash and cash equivalents	24,750		19,127
Capital contributions receivable	2,303		3,359
Receivable for unsettled sales	—		49,152
Interest receivable on investments	9,285		7,979
Deferred financing costs	3,997		5,435
Other assets	80		126
Prepaid insurance	81		1
Receivable for paydowns of investments	—		1,294
Total Assets	$1,659,819		$1,593,342

Liabilities
Credit facilities	$573,200		$631,000
Term loan (net of unamortized deferred financing costs of $667 and $822, respectively)	271,833		199,178
Distribution payable	17,128		14,777
Interest payable	6,886		5,499
Payable to affiliates	2,624		6,061
Investment income incentive fee payable	3,682		2,564
Management fee payable	2,155		1,973
Total Liabilities	$877,508		$861,052

Commitments and contingencies (Note 7)

Net Assets
Series A Preferred Shares, $0.001 par value, 515 shares authorized, 515 and 515 shares issued and outstanding, respectively	—	(1)	—	(1)
Paid-in-capital in excess of par value of Series A Preferred Shares	1,257		1,257
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 31,769,521 and 29,610,407 shares issued and outstanding, respectively	32		30
Paid-in-capital in excess of par value	791,091		737,892
Distributable earnings (loss)	(10,069)		(6,889)
Total Net Assets	$782,311		$732,290
Total Liabilities and Net Assets	$1,659,819		$1,593,342
Net asset value per Common Share	$24.59		$24.69

(1)
The par amount of Series A Preferred Shares is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except share and per share data)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income
From non-controlled/non-affiliated investments:
Interest income	$43,899	$25,456	$79,087	$44,200
Total investment income	43,899	25,456	79,087	44,200
Expenses
Interest and debt financing costs	14,173	10,581	25,677	17,553
Amortization of offering costs	—	474	—	1,657
Management fees	2,155	1,375	4,281	2,588
Investment income incentive fee	3,682	1,662	6,502	2,984
Capital gains incentive fee	—	—	—	(33)
Other general and administrative expenses	2,203	2,016	4,319	4,109
Professional fees	1,372	844	2,365	1,785
Trustees’ fees	163	163	325	325
Total expenses	23,748	17,115	43,469	30,968

Less advisor expense support (Note 3)	(805)	(1,074)	(1,320)	(3,707)
Net expenses	22,943	16,041	42,149	27,261
Net investment income (loss)	20,956	9,415	36,938	16,939

Realized and change in unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(58)	(104)	(137)	(111)
Net realized gains (losses)	(58)	(104)	(137)	(111)
Net change in unrealized gain (loss):
Non-controlled/non-affiliated investments	(3,651)	1,855	(7,214)	(3,632)
Net change in unrealized gain (loss)	(3,651)	1,855	(7,214)	(3,632)
Net realized and change in unrealized gain (loss)	(3,709)	1,751	(7,351)	(3,743)
Net increase (decrease) in net assets from operations	$17,247	$11,166	$29,587	$13,196

Series A Preferred Share Dividends	(93)	—	(93)	—
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$17,154	$11,166	$29,494	$13,196

Per Share information - Basic and Diluted
Net investment income (loss) per Common Share (basic and diluted)	$0.70	$0.49	$1.24	$0.93
Earnings per Common Share (basic and diluted)	$0.57	$0.58	$0.99	$0.72
Weighted average shares of Common Shares outstanding (basic and diluted)	30,019,220	19,366,981	29,890,747	18,294,166

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Changes in Net Assets (Unaudited)

(amounts in thousands, except share and per share data)

	Preferred Shares		Common Shares		Paid-in-Capital in Excess of Par Value	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2025	515	$—	29,610,407	$30	$739,149	$(6,889)	$732,290
Operations:
Net investment income (loss)	—	—	—	—	—	15,982	15,982
Net realized gains (losses)	—	—	—	—	—	(79)	(79)
Net change in unrealized gain (loss)	—	—	—	—	—	(3,563)	(3,563)
Net increase (decrease) in net assets from operations	—	—	—	—	—	12,340	12,340
Distributions to Shareholders:
Distributions from distributable earnings	—	—	—	—	—	(15,546)	(15,546)
Preferred share dividends	—	—	—	—	—	—	—
Net increase (decrease) resulting from shareholder distributions	—	—	—	—	—	(15,546)	(15,546)
Capital share transactions:
Issuance of common shares(1)	—	—	134,462	—	3,359	—	3,359
Common shares issued from reinvestment of distributions(1)	—	—	151,422	—	3,755	—	3,755
Net increase (decrease) in net assets from capital transactions	—	—	285,884	—	7,114	—	7,114
Net increase (decrease) in net assets for the period	—	—	285,884	—	7,114	(3,206)	3,908
Balance, March 31, 2026	515	$—	29,896,291	$30	$746,263	$(10,095)	$736,198
Operations:
Net investment income (loss)	—	$—	—	$—	$—	$20,956	$20,956
Net realized gains (losses)	—	—	—	—	—	(58)	(58)
Net change in unrealized gain (loss)	—	—	—	—	—	(3,651)	(3,651)
Net increase (decrease) in net assets from operations	—	—	—	—	—	17,247	17,247
Distributions to Shareholders:
Distributions from distributable earnings	—	—	—	—	—	(17,128)	(17,128)
Preferred share dividends	—	—	—	—	—	(93)	(93)
Net increase (decrease) resulting from shareholder distributions	—	—	—	—	—	(17,221)	(17,221)
Capital share transactions:
Issuance of common shares	—	—	1,720,552	2	42,301	—	42,303
Common shares issued from reinvestment of distributions(1)	—	—	152,678	—	3,784	—	3,784
Net increase (decrease) in net assets from capital transactions	—	—	1,873,230	2	46,085	—	46,087
Net increase (decrease) in net assets for the period	—	—	1,873,230	2	46,085	26	46,113
Balance, June 30, 2026	515	$—	31,769,521	$32	$792,348	$(10,069)	$782,311

(1) The par amount of Common Shares is zero due to rounding.

Overland Advantage

Consolidated Statements of Changes in Net Assets (Unaudited)

(amounts in thousands, except share and per share data)

	Preferred Shares		Common Shares		Paid-in-Capital in Excess of Par Value	Distributable Earnings (Loss)	Total Net Assets
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2024	—	$—	17,122,713	$17	$428,267	$769	$429,053
Operations:
Net investment income (loss)	—	—	—	—	—	7,525	7,525
Net realized gains (losses)	—	—	—	—	—	(7)	(7)
Net change in unrealized gain (loss)	—	—	—	—	—	(5,487)	(5,487)
Net increase (decrease) in net assets from operations	—	—	—	—	—	2,031	2,031
Distributions to Shareholders:
Distributions from distributable earnings	—	—	—	—	—	(7,576)	(7,576)
Net increase (decrease) resulting from shareholder distributions	—	—	—	—	—	(7,576)	(7,576)
Capital share transactions:
Issuance of common shares	—	—	2,021,308	2	49,998	—	50,000
Common shares issued from reinvestment of distributions(1)	—	—	96,386	—	2,432	—	2,432
Net increase (decrease) in net assets from capital transactions	—	—	2,117,694	2	52,430	—	52,432
Net increase (decrease) in net assets for the period	—	—	2,117,694	2	52,430	(5,545)	46,887
Balance, March 31, 2025	—	$—	19,240,407	$19	$480,697	$(4,776)	$475,940
Operations:
Net investment income (loss)	—	$—	—	$—	$—	$9,415	$9,415
Net realized gains (losses)	—	—	—	—	—	(104)	(104)
Net change in unrealized gain (loss)	—	—	—	—	—	1,855	1,855
Net increase (decrease) in net assets from operations	—	—	—	—	—	11,166	11,166
Distributions to Shareholders:
Distributions from distributable earnings	—	—	—	—	—	(9,078)	(9,078)
Net increase (decrease) resulting from shareholder distributions	—	—	—	—	—	(9,078)	(9,078)
Capital share transactions:
Issuance of common shares	—	—	6,842,467	7	169,993	—	170,000
Common shares issued from reinvestment of distributions(1)	—	—	75,416	—	1,871	—	1,871
Net increase (decrease) in net assets from capital transactions	—	—	6,917,883	7	171,864	—	171,871
Net increase (decrease) in net assets for the period	—	—	6,917,883	7	171,864	2,088	173,959
Balance, June 30, 2025	—	$—	26,158,290	$26	$652,561	$(2,688)	$649,899

(1) The par amount of Common Shares is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands, except share and per share data)

	For the six months ended	For the six months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$29,587	$13,196
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(619,769)	(911,613)
Proceeds from sales of investments and principal repayments	506,755	491,382
Payment-in-kind interest	(1,931)	(382)
Net realized (gains) losses on investments	137	111
Net change in unrealized (gain) loss	7,214	3,632
Net accretion of discount on investments	(4,860)	(1,605)
Amortization of deferred financing costs	1,983	1,350
Amortization of deferred offering costs	—	1,657
Changes in operating assets and liabilities:
(Increase) decrease in prepaid insurance	(80)	122
(Increase) decrease in other assets	46	(55)
(Increase) decrease in interest receivable on investments	(1,306)	(1,841)
(Increase) decrease in receivable for paydowns of investments	1,294	(63)
(Increase) decrease in receivable for unsettled sales	49,152	(33,357)
Increase (decrease) in investment income incentive fee payable	1,118	1,070
Increase (decrease) in accrued capital gains incentive fee	—	(33)
Increase (decrease) in management fee payable	182	571
Increase (decrease) in payable to affiliates (1)	(3,437)	2,183
Increase (decrease) in payable for unsettled purchases	—	(69,940)
Increase (decrease) in interest payable	1,387	1,763
Net cash provided by (used in) operating activities	(32,528)	(501,852)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	46,718	220,000
Distributions paid	(22,784)	(13,296)
Deferred financing costs paid	(390)	(1,075)
Borrowings on credit facilities	462,050	660,500
Paydown on credit facilities	(447,350)	(398,800)
Repayment of secured borrowings	—	(18,000)
Proceeds from secured borrowings	—	60,000
Series A Preferred Shares dividends paid	(93)	—
Net cash provided by (used in) financing activities	38,151	509,329
Net increase (decrease) in cash and cash equivalents	5,623	7,477
Cash and cash equivalents, beginning of period	19,127	31,554
Cash and cash equivalents, end of period	$24,750	$39,031

Supplemental and Non-Cash Financing Activities
Accrued but unpaid deferred financing costs	$—	$70
Cash paid during the period for interest	$22,307	$14,439
Distribution payable	$17,128	$9,078
Reinvestment of shareholder distributions	$7,539	$4,303
Reallocation of revolving credit facility	$72,500	$—

(1)
Increases in payable to affiliates is reduced by the accrued but unpaid deferred financing and offering costs.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2026

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment Type	Rate(4)	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Investments
Non-controlled/non-affiliated debt
Debt investments(5)
Building Products
Atlantic Squared Supply LLC(6)(8)(13)	First lien senior secured term loan	SOFR + 6.00%	11/17/2030	64,332	$63,316	$63,206	8.08%
Atlantic Squared Supply LLC(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 6.00%	11/17/2030	—	(79)	(91)	(0.01)%
					63,237	63,115	8.07%
Commercial Services & Supplies
Ally Waste Services LLC(6)(8)(13)	First lien senior secured term loan	SOFR + 5.25%	6/1/2032	58,182	57,309	57,309	7.33%
Ally Waste Services LLC(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.25%	6/1/2032	-	(162)	(164)	(0.02)%
Advanced Technology Services Inc(6)(7)(13)	First lien senior secured term loan	SOFR + 5.00%	4/21/2031	65,721	64,889	65,285	8.34%
Advanced Technology Services Inc(6)(7)	First lien senior secured delayed draw term loan	SOFR + 5.00%	4/21/2031	2,283	2,256	2,268	0.29%
CI (MG) GROUP, LLC(6)(8)(13)	First lien senior secured term loan	SOFR + 5.50%	3/27/2030	46,958	46,383	46,578	5.95%
CI (MG) GROUP, LLC(6)(8)(12)	First lien senior secured delayed draw term loan	SOFR + 5.50%	3/27/2030	14,214	14,006	14,152	1.81%
CI (MG) GROUP, LLC(6)(8)(12)	First lien senior secured revolving loan	SOFR + 5.50%	3/27/2030	2,910	2,851	2,869	0.37%
Continental Cafe LLC(6)(7)(13)	First lien senior secured term loan	SOFR + 5.00%	12/31/2029	60,070	59,547	59,900	7.66%
Continental Cafe LLC(6)(7)(8)(12)	First lien senior secured delayed draw term loan	SOFR + 5.00%	12/31/2029	15,956	15,764	15,882	2.03%
Power Services Group CR Acquisition, Inc.(6)(8)(13)	First lien senior secured term loan	SOFR + 4.75%	8/5/2030	29,700	29,321	29,368	3.75%
					292,164	293,447	37.51%
Construction & Engineering
Stark Tech Holdco, LLC(6)(7)	First lien senior secured term loan	SOFR + 6.00%	5/13/2030	9,950	9,777	9,751	1.25%
Stark Tech Holdco, LLC(6)(7)(13)	First lien senior secured term loan	SOFR + 6.00%	5/13/2030	33,284	32,873	32,785	4.19%
Stark Tech Holdco, LLC(6)(7)	First lien senior secured delayed draw term loan	SOFR + 6.00%	5/13/2030	28,183	27,837	27,760	3.55%
Stark Tech Holdco, LLC(6)(7)	First lien senior secured delayed draw term loan	SOFR + 6.00%	5/13/2030	12,834	12,671	12,642	1.62%
					83,158	82,938	10.61%
Consumer Finance
Maxitransfers Blocker Corp(6)(7)(13)	Second lien senior secured term loan	SOFR + 7.00%	6/18/2030	47,134	46,405	46,605	5.96%
					46,405	46,605	5.96%

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2026

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment Type	Rate(4)	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Consumer Staples Distribution & Retail
Columbus Distributing Holdings Company(6)(7)	Unsecured term loan	SOFR + 9.00%	5/7/2029	15,000	14,746	14,771	1.89%
Hand Family Companies Holdings, LLC(6)(8)	Unsecured term loan	SOFR + 9.00%	11/29/2030	13,951	13,721	13,672	1.74%
Hand Family Companies Holdings, LLC(6)(8)(11)(12)	Unsecured delayed draw term loan	SOFR + 9.00%	11/29/2030	—	(225)	(279)	(0.04)%
Hand Family Companies Holdings, LLC(6)(8)(11)(12)	Unsecured delayed draw term loan	SOFR + 9.00%	11/29/2030	—	(83)	(102)	(0.01)%
Sunset Distributing LLC(6)(8)(13)	First lien senior secured term loan	SOFR + 5.75%	5/30/2030	48,329	47,540	45,750	5.85%
Sunset Distributing LLC(6)(8)	First lien senior secured delayed draw term loan	SOFR + 5.75%	5/30/2030	9,263	9,111	8,769	1.12%
Southern Crown Beverage Holdings, LLC(6)(7) (14)	Unsecured term loan	SOFR + 9.00%	5/2/2031	54,692	53,836	53,958	6.90%
					138,646	136,539	17.45%
Energy Equipment & Services
Jones Industrial Holdings Inc(6)(8)(13)	First lien senior secured term loan	SOFR + 6.75%	5/3/2030	79,988	78,973	71,332	9.12%
					78,973	71,332	9.12%
Financial Services
Onyx Centersource, Inc.(6)(8)	First lien senior secured term loan	SOFR + 5.25%	3/27/2031	80,000	79,153	79,220	10.13%
					79,153	79,220	10.13%
Health Care Providers & Services
ECLAT Health Solutions, Inc.(6)(8)(13)	First lien senior secured term loan	SOFR + 6.50%	2/6/2031	71,369	70,071	70,125	8.96%
ECLAT Health Solutions, Inc.(6)(8)(13)	First lien senior secured delayed draw term loan	SOFR + 6.50%	2/6/2031	15,461	15,180	15,192	1.94%
Envision Management Holding, Inc.(6)(7)(13)	First lien senior secured term loan	SOFR + 5.50%	12/31/2030	67,728	66,827	67,335	8.61%
Envision Management Holding, Inc.(6)(7)(8)(12)	First lien senior secured delayed draw term loan	SOFR + 5.50%	12/31/2030	10,754	10,590	10,697	1.37%
FFF Enterprises Inc(6)(7)(13)	First lien senior secured term loan	SOFR + 6.25%	12/12/2028	70,609	69,708	69,926	8.94%
OpCo Borrower, LLC(6)(7)(13)	First lien senior secured term loan	SOFR + 5.25%	5/8/2030	80,265	79,677	79,663	10.18%
					312,053	312,938	40.00%

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2026

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment Type	Rate(4)	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Hotels, Restaurants & Leisure
CV Borrower, LLC(6)(7)(10)(13)	First lien senior secured term loan	SOFR + 5.50%	8/30/2030	98,250	96,791	97,410	12.45%
Exclusive Resorts Real Estate Holdings I, LLC(6)(7)(13)	First lien senior secured term loan	SOFR + 5.00%	12/3/2030	62,965	62,409	62,461	7.98%
Exclusive Resorts Real Estate Holdings I, LLC(6)(8)(12)	First lien senior secured delayed draw term loan	SOFR + 5.00%	12/3/2030	5,859	5,780	5,824	0.74%
					164,980	165,695	21.17%
Household Products
Oldcastle Lawn & Garden Inc(6)(8)	First lien senior secured term loan	SOFR + 5.25%	5/8/2031	95,244	94,291	94,291	12.05%
Oldcastle Lawn & Garden Inc(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.25%	5/8/2031	-	(72)	(74)	(0.01)%
					94,219	94,217	12.04%
Machinery
Technique Midco, LLC(6)(8)(13)	First lien senior secured term loan	SOFR + 5.50%	11/14/2031	57,867	56,934	57,232	7.32%
					56,934	57,232	7.32%
Software
Diversis Tempo Holdco, LLC(6)(8)(13)	First lien senior secured term loan	SOFR + 6.25%	8/22/2031	74,625	73,826	73,127	9.35%
					73,826	73,127	9.35%
Trading Companies & Distributors
JF Acquisition LLC(6)(7)(13)	First lien senior secured term loan	SOFR + 5.75%	6/18/2030	36,325	35,754	35,663	4.56%
JF Acquisition LLC(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.75%	6/18/2030	—	(82)	(43)	(0.01)%
JF Acquisition LLC(6)(8)(11)(12)	First lien senior secured revolving loan	SOFR + 5.75%	6/18/2030	—	(63)	(79)	(0.01)%
					35,609	35,541	4.54%

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of June 30, 2026

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment Type	Rate(4)	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
U.S. Treasury Bill
U.S. Treasury Bill	—	3.79%	10/6/2026	108,459	$107,392	$107,377	13.72%
Total Investments					$1,626,749	$1,619,323	206.99%

Cash Equivalents
BlackRock Liquidity FedFund - Institutional	—	3.54%	—	14,002	$14,002	$14,002	1.79%
Goldman Sachs Financial Square Government Fund Institutional Shares		3.52%	—	4,709	4,709	4,709	0.60%
Total Cash Equivalents					$18,711	$18,711	2.39%

Total Investments and Cash Equivalents					$1,645,460	$1,638,034	209.38%

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
(3)
Fair value is determined in good faith by or under the direction of the Board pursuant to the Company’s valuation policy (see Note 5 “Fair Value Measurements”).
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
(6)
These investments were valued using unobservable inputs and are considered Level 3 investments (see Note 5 “Fair Value Measurements”).
(7)
The interest rate on these investments is subject to one-month SOFR, which was 3.65% as of June 30, 2026.
(8)
The interest rate on these investments is subject to three-month SOFR, which was 3.73% as of June 30, 2026.
(9)
The interest rate on these investments is subject to six-month SOFR, which was 3.85% as of June 30, 2026.
(10)
The interest rate on these investments is subject to twelve-month SOFR, which was 3.99% as of June 30, 2026.
(11)
The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(12)
Position or portion thereof is an unfunded loan or equity commitment (see Note 7 “Commitments and Contingencies”).
(13)
All or a portion of the investment is pledged as collateral for the Company’s debt obligations (as defined in Note 6 “Borrowings”).
(14)
This investment allows for a payment-in-kind (“PIK”) election, allowing up to one-thirds of total interest due to be paid in-kind, with a 0.50% PIK premium added to the applicable margin. The investment elected PIK as of the current period.

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
(3)
Fair value is determined in good faith by or under the direction of the Board pursuant to the Company’s valuation policy (see Note 5 “Fair Value Measurements”).
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
(6)
These investments were valued using unobservable inputs and are considered Level 3 investments (see Note 5 “Fair Value Measurements”).
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
(12)
Position or portion thereof is an unfunded loan or equity commitment (see Note 7 “Commitments and Contingencies”).
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
(14)
All or a portion of the investment is pledged as collateral for the Company’s debt obligations (as defined in Note 6 “Borrowings”).
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

The Company implements its investment strategy directly and through its wholly owned subsidiaries. As used herein, the term “subsidiary” means an entity that primarily engages in investment activities in securities or other assets and is wholly-owned by the Company. The Company is required to comply with the provisions of Section 18 of the Investment Company Act of 1940, as amended (the “1940 Act”), governing capital structure and leverage on an aggregate basis, together with the Company’s subsidiaries. The Company’s subsidiaries are required to comply with the provisions of Section 17 of the 1940 Act related to affiliated transactions and custody. To the extent that the Company forms a subsidiary advised by an investment adviser other than Overland Advisors, LLC (the “Advisor”), the investment adviser to such subsidiaries are required to comply with the provisions of the 1940 Act relating to investment advisory contracts, including but not limited to, Section 15, as if it were an investment adviser to the Company under Section 2(a)(20) of the 1940 Act.

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

2.
Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying unaudited interim consolidated financial statements of the Company and the related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included. The Company is an investment company following the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.”

Basis of Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or controlled company whose business consists of providing services to the Company.

The Company consolidates the results of its wholly-owned financing subsidiaries, Overland Financing MS, LLC, Overland Financing B, LLC, and Overland Financing C, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

PIK Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s consolidated statements of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to each holder of the Company’s common shares of beneficial interest, par value $0.001 per share (the “Common Shares” and each holder thereof, a “Shareholder”) in the form of dividends, even though the Company has not yet collected cash. For the three and six months ended June 30, 2026, the Company earned $630 and $1,760, respectively, in PIK income representing 1.4% and 2.2% of total investment income, respectively. For the three and six months ended June 30, 2025, the Company earned $743 and $743, respectively, in PIK income representing 2.9% and 1.7% of total investment income, respectively.

Non-Accrual Loans

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. There were no loans on non-accrual status as of June 30, 2026 and December 31, 2025.

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

Net Realized Gains or Losses and Net Change in Unrealized Gains or Losses

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

Offering and Organizational Expenses

Organizational expenses are charged as incurred and include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its subsidiaries, their related documents of organization and the Company’s election to be regulated as a BDC. For the three and six months ended June 30, 2026 and June 30, 2025, the Company did not incur any organizational expenses.

Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of the Company’s registration statement on Form 10 as well as the expenses of Centerbridge and Wells Fargo in negotiating and documenting other arrangements with the initial investors of the Company. Offering expenses of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. For the three and six months ended June 30, 2026 and June 30, 2025 no offering costs were incurred.

The Company’s organizational and offering costs are the responsibility of the Company and have preliminarily been paid by an affiliate of the Advisor on the Company’s behalf. However, as discussed in Note 3, a portion of the Company’s expenses incurred through June 30, 2026 included on the Company’s consolidated statements of operations, including its organizational and offering costs, have been assumed by the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement between the Company and the Advisor (the “Expense Support Agreement”).

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

Investments at Fair Value

The Company applies fair value to its portfolio investments in accordance with ASC Topic 820—Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. ASC Topic 820 also requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. Refer to Note 5 for further discussion regarding fair value measurements and hierarchy.

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

Management Fee

The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the average value of the Company’s net assets as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter, excluding cash and cash equivalents. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases. No management fee will be charged on committed but undrawn Capital Commitments (as defined below). For the three months ended June 30, 2026 and 2025, the Management Fee was $2,155 and $1,375, respectively. For the six months ended June 30, 2026 and 2025, the Management Fee was $4,281 and $2,588, respectively.

As of June 30, 2026 and December 31, 2025, $2,155 and $1,973, respectively, remained payable and is recorded in management fee payable on the consolidated statements of assets and liabilities.

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

For the three months ended June 30, 2026 and 2025, the investment income incentive fee was $3,682 and $1,662, respectively. For the six months ended June 30, 2026 and 2025, the investment income incentive fee was $6,502 and $2,984, respectively.

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

For the three months ended June 30, 2026 and 2025, the capital gains incentive fee accrued was $0 and $0, respectively. For the six months ended June 30, 2026 and 2025, the capital gains incentive fee accrued was $0 and $(33), respectively.

Administration Agreement

On January 5, 2024, the Company entered into the Administration Agreement pursuant to which the Administrator provides the administrative services necessary for the Company to operate. The Company utilizes the Administrator’s office facilities, personnel, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator oversees the Company’s public reporting requirements and tax reporting and monitors the Company’s expenses and the performance of professional services rendered to the Company by others. The Administrator has hired the Sub-Administrator to assist in the provision of certain administrative services. There is no fee paid by the Company in connection with the services provided under the Administration Agreement. The Company will reimburse the Administrator for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including but not limited to rent, the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the costs of its Chief Financial Officer, Chief Compliance Officer, any of their respective staff who provide services to the Company, tax, accounting, investor relations and investor services, technology, legal and operations staff who provide services, including but not limited to transaction-related services to the Company, and internal audit staff, to the extent internal audit performs a role in the Company’s internal control assessment. The reimbursement shall be an amount equal to the Administrator’s actual cost; and provided, further, that such costs are reasonably allocated to the Company on the basis of assets, revenues, estimates, time records or other method conforming with generally accepted accounting principles. For the three months ended June 30, 2026 and 2025, the Company incurred $1,918 and $1,713, respectively, in fees under the Administration Agreement. For the six months ended June 30, 2026 and 2025, the Company incurred $3,723 and $3,588, respectively, in fees under the Administration Agreement.

The Sub-Administrator will separately be compensated for performing sub-administrative services under the sub-administration agreement and the cost of such compensation, and any other costs or expenses under such agreement, will be in addition to the cost of any other services borne by the Company under the Administration Agreement. For the three months ended June 30, 2026 and 2025, the Company incurred $120 and $78, respectively, in fees under the sub-administration agreement. For the six months ended June 30, 2026 and 2025, the Company incurred $240 and $148, respectively, in fees under the sub-administration agreement.

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

Refer to Note 7 for the cumulative amount of expense support subject to potential reimbursement to the Advisor by the Company.

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

4.
Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	June 30, 2026		December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt investments	$1,390,957	$1,383,321	$1,205,695	$1,205,232
Second lien senior secured debt investments	46,405	46,605	48,640	48,987
Unsecured debt investments	81,995	82,020	79,872	79,786
U.S. treasury bills	107,392	107,377	172,875	172,864
Total Investments	$1,626,749	$1,619,323	$1,507,082	$1,506,869

The industry composition of investments based on fair value consisted of the below as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

	June 30, 2026	December 31, 2025
Health Care Providers & Services	20.7%	18.5%
Commercial Services & Supplies	19.4	17.1
Hotels, Restaurants & Leisure	11.0	12.3
Consumer Staples Distribution & Retail	9.0	10.3
Household Products	6.2	0.2
Construction & Engineering	5.5	6.3
Financial Services	5.2	—
Software	4.8	6.0
Energy Equipment & Services	4.7	5.9
Building Products	4.2	4.8
Machinery	3.8	4.3
Consumer Finance	3.1	3.7
Trading Companies & Distributors	2.4	2.5
Water Utilities	—	5.9
IT Services	—	0.2
Diversified Financial Services	—	0.5
Electrical Equipment	—	0.4
Textiles, Apparel & Luxury Goods	—	0.4
Health Care Equipment & Supplies	—	0.4
Health Care Technology	—	0.3
Total	100%	100%

The geographic composition of investments at amortized cost and on fair value consisted of the below as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

June 30, 2026
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$1,519,357	$1,511,946	100%	193%
Total	$1,519,357	$1,511,946	100%	193%

December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$1,334,207	$1,334,005	100%	182%
Total	$1,334,207	$1,334,005	100%	182%

5.
Fair Value Measurements

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

The following tables present the fair value hierarchy of cash equivalents and investments as of June 30, 2026 and December 31, 2025:

	Fair Value Hierarchy as of June 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Investments:
First lien senior secured debt investments	$—	$—	$1,383,321	$1,383,321
Second lien senior secured debt investments	—	—	46,605	46,605
Unsecured debt investments	—	—	82,020	82,020
U.S. treasury bill	107,377	—	—	107,377
Cash equivalents	18,711	—	—	18,711
Total cash equivalents and investments at fair value	$126,088	$—	$1,511,946	$1,638,034

	Fair Value Hierarchy as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Investments:
First lien senior secured debt investments	$—	$42,515	$1,162,717	$1,205,232
Second lien senior secured debt investments	—	—	48,987	48,987
Unsecured debt investments	—	—	79,786	79,786
U.S. treasury bill	172,864	—	—	172,864
Cash equivalents	9,794	—	—	9,794
Total cash equivalents and investments at fair value	$182,658	$42,515	$1,291,490	$1,516,663

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2026 and June 30, 2025:

	For the Three Months Ended June 30, 2026
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Unsecured debt investments	Total
Fair value, beginning of period	$1,380,357	$48,831	$81,200	$1,510,388
Purchases of investments	285,440	—	—	285,440
Payment-in-kind	—	—	793	793
Proceeds from investments	(282,153)	(2,241)	—	(284,394)
Net change in unrealized gain (loss)	(3,656)	(58)	(36)	(3,750)
Net realized gains (losses)	(1)	—	—	(1)
Net amortization/accretion of premium/discount on investments	3,334	73	63	3,470
Transfers between investment types	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$1,383,321	$46,605	$82,020	$1,511,946
Net change in unrealized gain (loss) still held at June 30, 2026	$(3,502)	$(58)	$(35)	$(3,595)

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2026, there were no transfers into (out of) Level 3.

	For the Three Months Ended June 30, 2025
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Unsecured debt investments	Total
Fair value, beginning of period	$433,525	$48,908	$—	$482,433
Purchases of investments	426,807	—	62,292	489,099
Payment-in-kind	—	—	382	382
Proceeds from investments	(105,502)	(126)	—	(105,628)
Net change in unrealized gain (loss)	(263)	(105)	(33)	(401)
Net realized gains (losses)	(6)	—	—	(6)
Net amortization/accretion of premium/discount on investments	972	88	25	1,085
Transfers between investment types	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$755,533	$48,765	$62,666	$866,964
Net change in unrealized gain (loss) still held at June 30, 2025	$(74)	$(105)	$(33)	$(212)

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended June 30, 2025, there were no transfers into (out of) Level 3.

	For the Six Months Ended June 30, 2026
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Unsecured debt investments	Total
Fair value, beginning of period	$1,162,717	$48,987	$79,786	$1,291,490
Purchases of investments, net	512,394	—	—	512,394
Payment-in-kind	—	—	1,931	1,931
Proceeds from investments, net	(289,127)	(2,367)	—	(291,494)
Net change in unrealized gain (loss)	(7,331)	(147)	110	(7,368)
Net realized gains (losses)	(1)	—	—	(1)
Net amortization/accretion of premium/discount on investments	4,669	132	193	4,994
Transfers between investment types	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$1,383,321	$46,605	$82,020	$1,511,946
Net change in unrealized gain (loss) still held at June 30, 2026	$(7,003)	$(147)	$110	$(7,040)

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2026, there were no transfers into (out of) Level 3.

	For the Six Months Ended June 30, 2025
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Unsecured debt investments	Total
Fair value, beginning of period	$395,206	$49,000	$—	$444,206
Purchases of investments, net	476,562	—	62,292	538,854
Payment-in-kind	—	—	382	382
Proceeds from investments, net	(117,577)	(250)	—	(117,827)
Net change in unrealized gain (loss)	(254)	(71)	(33)	(358)
Net realized gains (losses)	(13)	—	—	(13)
Net amortization/accretion of premium/discount on investments	1,609	86	25	1,720
Transfers between investment types	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—
Fair value, end of period	$755,533	$48,765	$62,666	$866,964
Net change in unrealized gain (loss) still held at June 30, 2025	$(3)	$(71)	$(33)	$(107)

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2025, there were no transfers into (out of) Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 assets as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of June 30, 2026
				Range
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First lien senior secured debt investments	$1,152,295	Yield Analysis	Discount Rate	9.4%	15.5%	10.7%
First lien senior secured debt investments	231,026	Recent Transaction	Transaction Price	98.5%	99.3%	99.0%
Second lien senior secured debt investments	46,605	Yield Analysis	Discount Rate	12.0%	12.0%	12.0%
Unsecured debt investments	82,020	Yield Analysis	Discount Rate	13.8%	14.6%	13.9%
Total	$1,511,946

	As of December 31, 2025
				Range
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First lien senior secured debt investments	$868,271	Yield Analysis	Discount Rate	8.8%	11.2%	9.7%
First lien senior secured debt investments	294,446	Recent Transaction	Transaction Price	98.0%	99.3%	98.5%
Second lien senior secured debt investments	48,987	Yield Analysis	Discount Rate	11.4%	11.4%	11.4%
Unsecured debt investments	65,086	Yield Analysis	Discount Rate	13.3%	13.8%	13.4%
Unsecured debt investments	14,700	Recent Transaction	Transaction Price	98.0%	98.0%	98.0%
Total	$1,291,490

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

6.
Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 192.07% and 187.67%, respectively. Also, as of June 30, 2026, the Company was in compliance with all covenants and other requirements of the MS Revolving Credit Facility, SMTB Credit Facility, and BNP Revolving Credit Facility II (each as defined below). The Company’s debt obligations are recorded at carrying value, which approximates fair value.

The below tables present the Company’s outstanding debt obligations as of the following periods:

	June 30, 2026
	Aggregate Principal	Outstanding	Net Carrying	Unused
($ in thousands)	Committed	Principal	Value	Portion(1)
MS Revolving Credit Facility	$300,000	$195,000	$195,000	$105,000
SMTB Revolving Tranche (2)	422,200	232,200	232,200	190,000
SMTB Term Loan Tranche (3)	272,500	272,500	271,833	—
BNP Revolving Credit Facility II	400,000	146,000	146,000	254,000
Total Borrowings	$1,394,700	$845,700	$845,033	$549,000

(1)
The unused portion is the amount upon which unused fees are based, if any.
(2)
The SMTB Revolving Tranche’s aggregate principal committed balance includes $222,200 drawn on the uncommitted tranche as of June 30, 2026.
(3)
Carrying value is net of unamortized deferred financing costs of $667.

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

MS Revolving Credit Facility

On February 22, 2024, Overland Financing MS, LLC, a wholly-owned financing subsidiary of the Company, entered into a senior secured revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding Inc. (“MS”). MS serves as the administrative agent, Wilmington Trust, National Association, serves as collateral agent, account bank and collateral custodian and the Company serves as a servicer under the MS Revolving Credit Facility. On June 6, 2024, November 15, 2024, and July 2, 2026 certain terms, including the applicable margins and maturity date, in the MS Revolving Credit Facility were amended.

Under the MS Revolving Credit Facility, MS has agreed to make available to Overland Financing MS, LLC, a revolving loan facility in the maximum principal amount of up to $300 million.

As of June 30, 2026 and December 31, 2025, the Company had $195 million and $195 million, respectively, in outstanding borrowings under the MS Revolving Credit Facility.

Advances under the MS Revolving Credit Facility will initially bear interest at a per annum rate equal to an applicable benchmark (which is initially the forward-looking term rate based on the SOFR, for a tenor of three (3) months, as such rate is published by the CME Group Benchmark Administration Limited (CBA)), plus an applicable margin. As amended on July 2, 2026, the applicable margin on advances is (i) during the revolving period, which is scheduled to end on July 2, 2028, 1.95% per annum, and (ii) after the end of the revolving period, 2.45% per annum.

As amended on July 2, 2026, the period during which Overland Financing MS, LLC may make borrowings under the MS Revolving Credit Facility expires on July 2, 2028 and the MS Revolving Credit Facility is scheduled to mature on July 2, 2030.

As of June 30, 2026, the Company had recorded $3,339 of cumulative deferred financing costs in connection with the MS Revolving Credit Facility.

The components of interest expense related to the MS Revolving Credit Facility for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest expense	$2,967	$3,248	$5,900	$7,191
Unused/undrawn fees	133	133	264	200
Amortization of deferred financing costs	287	287	572	572
Administration fees	114	114	226	226
Total interest and debt financing costs	$3,501	$3,782	$6,962	$8,189
Average stated interest rate	6.02%	6.59%	6.02%	6.50%
Average borrowings	$195,000	$195,000	$195,000	$220,525

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

As of June 30, 2026 and December 31, 2025, the Company had $505 million and $497 million, respectively, in outstanding borrowings under the SMTB Credit Facility.

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

As of June 30, 2026 and December 31, 2025, the Company had $232 million and $297 million, respectively, in outstanding borrowings under the SMTB Revolving Tranche.

As of June 30, 2026, the Company had recorded $2,269 of cumulative deferred financing costs in connection with the SMTB Credit Facility.

The components of interest expense related to the SMTB Revolving Tranche for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest expense	$3,681	$3,819	$5,243	$4,586
Unused/undrawn fees	97	36	203	142
Amortization of deferred financing costs	283	270	461	495
Administration fees	—	—	—	—
Total interest and debt financing costs	$4,061	$4,125	$5,907	$5,223
Average stated interest rate	5.41%	6.59%	5.42%	6.63%
Average borrowings	$267,689	$229,241	$191,593	$137,281

As of June 30, 2026 and December 31, 2025, the Company had $273 million and $200 million, respectively, in outstanding borrowings under the SMTB Term Loan Tranche.

As of June 30, 2026, the Company had recorded $1,320 of cumulative deferred financing costs in connection with the SMTB Term Loan Tranche.

The components of interest expense related to the SMTB Term Loan Tranche for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest expense	$3,611	$—	$7,060	$—
Amortization of deferred financing costs	200	—	391	—
Total interest and debt financing costs	$3,811	$—	$7,451	$—
Average stated interest rate	5.24%	N/A	5.26%	N/A

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

As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the BNP Revolving Credit Facility I.

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

As of June 30, 2026, the Company had recorded $429 of cumulative deferred financing costs in connection with the BNP Revolving Credit Facility I. All deferred financing costs were fully amortized upon the termination of the facility.

The components of interest expense related to the BNP Revolving Credit Facility I for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest expense	$—	$2,012	$—	$3,123
Unused/undrawn fees	—	267	—	364
Amortization of deferred financing costs	—	144	—	283
Administration fees	—	—	—	—
Total interest and debt financing costs	$—	$2,423	$—	$3,770
Average stated interest rate	N/A	5.73%	N/A	5.74%
Average borrowings	$—	$139,000	$—	$108,828

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

As of June 30, 2026 and December 31, 2025, the Company had $146 million and $139 million, respectively, in outstanding borrowings under the BNP Revolving Credit Facility II.

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

As of June 30, 2026, the Company had recorded $3,382 of cumulative deferred financing costs in connection with the BNP Revolving Credit Facility II.

The components of interest expense related to the BNP Revolving Credit Facility II for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stated interest expense	$2,082	$—	$3,975	$—
Unused/undrawn fees	431	—	810	—
Amortization of deferred financing costs	281	—	559	—
Administration fees	6	—	13	—
Total interest and debt financing costs	$2,800	$—	$5,357
Average stated interest rate	5.64%	N/A	5.63%	N/A
Average borrowings	$146,000	$—	$140,412	$—

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

As of June 30, 2026 and December 31, 2025, the Company had no outstanding Secured Borrowings.

No interest expense was incurred related to the Secured Borrowings for the three and six months ended June 30, 2026. The amount of interest expense incurred related to the Secured Borrowings for the three and six months ended June 30, 2025 $251 and $370, respectively.

7.
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

The Company and the Advisor have entered into an Expense Support Agreement. The Company may be obligated to make a Reimbursement Payment to the Advisor for such expenses through June 30, 2029. As of June 30, 2026, the Company did not have an obligation to repay expense support to the Advisor and did not record a liability on the consolidated statements of assets and liabilities. Refer to Note 3 for more information on the Expense Support Agreement.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company’s inception:

For the Period Ended	Expense Payments by Advisor	Reimbursement Payments to Advisor	Unreimbursed Expense Payable
December 31, 2023	$3,933	$—	$3,933
March 31, 2024	885	—	885
June 30, 2024	3,305	—	3,305
September 30, 2024	4,491	—	4,491
December 31, 2024	225	—	225
March 31, 2025	2,634	—	2,634
June 30, 2025	1,074	—	1,074
September 30, 2025	1,180	—	1,180
December 31, 2025	400	—	400
March 31, 2026	515	—	515
June 30, 2026	805	—	805
Total	$19,447	$—	$19,447

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

The Company had the following outstanding commitments to investments as of the following period:

($ in thousands) Portfolio Company	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of June 30, 2026(1)
Atlantic Squared Supply LLC	Delayed Draw Term Loan	11/17/2027	10,345	(91)
CI (MG) GROUP, LLC	Delayed Draw Term Loan	3/27/2027	5,960	(18)
CI (MG) GROUP, LLC	Revolving Term Loan	3/27/2030	2,157	(17)
Continental Cafe LLC	Delayed Draw Term Loan	12/19/2026	10,430	(30)
Envision Management Holding, Inc.	Delayed Draw Term Loan	12/31/2027	3,124	(13)
Exclusive Resorts Real Estate Holdings I, LLC	Delayed Draw Term Loan	12/3/2027	5,859	(18)
Hand Family Companies Holdings, LLC	Delayed Draw Term Loan	5/30/2027	13,951	(279)
Hand Family Companies Holdings, LLC	Delayed Draw Term Loan	5/30/2027	5,115	(102)
JF Acquisition LLC	Delayed Draw Term Loan	6/18/2027	4,301	(43)
JF Acquisition LLC	Revolving Term Loan	6/18/2030	3,971	(79)
Ally Waste Services LLC	Delayed Draw Term Loan	6/1/2028	21,818	(164)
Oldcastle Lawn & Garden Inc	Revolving Term Loan	5/8/2028	14,756	(74)
Total Unfunded Portfolio Company Commitments			$101,787	$(928)

(1)
The negative fair value is the result of the capitalized discount on the loan.

($ in thousands) Portfolio Company	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of December 31, 2025(1)
Advanced Technology Services Inc	Delayed Draw Term Loan	12/31/2026	$8,782	$(132)
Atlantic Squared Supply LLC	Delayed Draw Term Loan	11/17/2027	10,345	(91)
CI (MG) GROUP, LLC	Delayed Draw Term Loan	3/27/2027	10,581	(68)
CI (MG) GROUP, LLC	Revolving Term Loan	3/27/2030	2,128	(24)
Continental Cafe LLC	Delayed Draw Term Loan	12/19/2026	13,788	(120)
Envision Management Holding, Inc.	Delayed Draw Term Loan	12/31/2027	3,124	(23)
Exclusive Resorts Real Estate Holdings I, LLC	Delayed Draw Term Loan	12/3/2027	11,719	(59)
Hand Family Companies Holdings, LLC	Delayed Draw Term Loan	5/30/2027	13,951	(279)
Hand Family Companies Holdings, LLC	Delayed Draw Term Loan	5/30/2027	5,115	(102)
JF Acquisition LLC	Delayed Draw Term Loan	6/18/2027	6,419	(64)
JF Acquisition LLC	Revolving Term Loan	6/18/2030	3,971	(79)
Total Unfunded Portfolio Company Commitments			$89,923	$(1,041)

(1)
The negative fair value is the result of the capitalized discount on the loan.

8.
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

The Company is authorized to issue an unlimited number of Common Shares. As of June 30, 2026, the Company had issued 31,769,521 shares and all are outstanding. Also, as of June 30, 2026, the Company had executed subscription agreements for approximately $2.2 billion of Capital Commitments (of which approximately $1.4 billion remained unfunded as of June 30, 2026).

The following table summarizes the total Common Shares issued and aggregate offering proceeds related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreement as of June 30, 2026.

($ in thousands, except shares)	Number of	Aggregate
Share Issuance Date	Shares Issued	Offering Proceeds
20-Dec-23	400	$10
7-May-24	7,759,600	193,990
1-Jul-24	411,547	10,258
30-Sep-24	2,964,947	75,000
31-Dec-24	5,986,219	150,000
31-Jan-25(1)	96,386	2,432
31-Mar-25	2,021,308	50,000
30-Apr-25(1)	75,416	1,871
30-Jun-25	6,842,467	170,000
31-Jul-25(1)	90,488	2,265
31-Oct-25(1)	136,569	3,416
31-Dec-25	3,225,060	79,669
30-Jan-26(1)	151,422	3,755
28-Feb-26	134,462	3,359
30-Apr-26(1)	152,678	3,784
30-Jun-26	1,720,552	42,303
Total	31,769,521	$792,112
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

Distributions

The following table presents distributions to holders of the Company’s Common Shares that were declared and payable for three and six months ended June 30, 2026:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 30, 2026	March 30, 2026	April 30, 2026	$0.52	$15,546
June 29, 2026	June 29, 2026	July 31, 2026	$0.57	$17,128
Total			$1.09	$32,674

For the three and six months ended June 30, 2026, $93 of Preferred Shares dividends were declared, accrued and paid by the Company.

The following table presents distributions to holders of the Company’s Common Shares that were declared and payable for three and six months ended June 30, 2025:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 28, 2025	March 28, 2025	April 30, 2025	$0.44	$7,576
June 27, 2025	June 27, 2025	July 31, 2025	$0.47	$9,077
Total			$0.91	$16,653

For the three and six months ended June 30, 2025, no Preferred Dividends were declared as there were no Preferred Shares issued as of June 30, 2025.

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

The following table presents the shares distributed pursuant to the Company’s DRIP for the three and six months ended June 30, 2026:

($ in thousands, except shares)
Date Declared	Record Date	Payment Date	DRIP Shares Issued	DRIP Shares Value
December 23, 2025	December 29, 2025	January 30, 2026	151,422	$3,755
March 28, 2026	March 28, 2026	April 30, 2026	152,678	$3,784
Total			304,100	$7,539

The following table presents the shares distributed pursuant to the Company’s DRIP for the three and six months ended June 30, 2025:

($ in thousands, except shares)
Declaration Date	Record Date	Payment Date	DRIP Shares Issued	DRIP Shares Value
December 19, 2024	December 30, 2024	January 31, 2025	96,386	$2,432
March 28, 2025	March 28, 2025	April 30, 2025	75,416	$1,871
Total			171,802	$4,303

9.
Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the three and six months ended June 30, 2026 and June 30, 2025:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
($ in thousands, except shares and per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net increase (decrease) in net assets from operations applicable to Common Shares	$17,247	$11,166	$29,587	$13,196
Weighted average shares of Common Shares outstanding basic and diluted	30,019,220	19,366,981	29,890,747	18,294,166
Earnings per share of Common Shares basic and diluted	$0.57	$0.58	$0.99	$0.72

10.
Financial Highlights

The following are the financial highlights for the six months ended June 30, 2026 and June 30, 2025:

	For the six months ended	For the six months ended
($ in thousands, except share and per share data)	June 30, 2026	June 30, 2025
Per Share Data:(1)
Net asset value per Common Share, beginning of period	$24.69	$25.06
Net investment income	1.24	0.93
Net realized gains (losses) and change in unrealized gain (loss) (2)	(0.25)	(0.24)
Net increase (decrease) in net assets from operations	0.99	0.69
Distributions declared from net investment income to common shareholders (3)	(1.09)	(0.91)
Distributions of net investment income to preferred shareholders	—	—
Total increase (decrease) in net assets	(0.10)	(0.22)
Net asset value per Common Share, end of period	$24.59	$24.84
Common Shares outstanding, end of period	31,769,521	26,158,290
Total return based on NAV (4)	4.03%	2.79%

Ratios:
Expenses before expense support to average net assets applicable to Common Shares (5)	11.02%	12.71%
Expenses after expense support to average net assets applicable to Common Shares (5)	10.60%	11.09%
Net investment income to average net assets applicable to Common Shares (5)	11.08%	8.53%
Incentive fees to average net assets applicable to Common Shares (5)	0.88%	0.65%
Portfolio turnover rate (6)	32.72%	44.72%

Supplemental Data:
Net assets, end of period	$782,311	$649,899
Total capital commitments, end of period	$2,186,500	$2,060,000
Ratios of total contributed capital to total committed capital, end of period	35.43%	31.52%
Average debt outstanding	$793,897	$476,276
Asset coverage ratio (7)	192.07%	184.22%

(1)
The per share data was derived by using the weighted average Common Shares outstanding during the period.
(2)
For the six months ended June 30, 2026 and June 30, 2025, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
The per share data was derived using the actual shares outstanding at the date of the relevant transaction (see Note 8).
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
11.
Segment Information

The Company conducts business as a single operating and reportable segment, which is based upon the Company’s current organizational and management structure, as well as information used by the Company’s Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The Company’s Chief Executive Officer is the Company’s CODM, as he is the individual responsible for assessing performance and allocating resources.

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

12.
Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2026.

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

Portfolio and Investment Activity

The following table presents our portfolio and investment activity during the following periods (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Investments funded	$285,439	$489,098
Investments sold	(107,495)	(130,823)
Net activity before investment repayments	177,944	358,275
Investment repayments	(184,046)	(35,789)
Net investment activity	$(6,102)	$322,486

Portfolio companies at beginning of period	26	59
Number of new portfolio companies	3	8
Number of exited portfolio companies	(5)	(9)
Portfolio companies at end of period	24	58

The following table presents our portfolio composition and weighted average yields as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	June 30, 2026	December 31, 2025
Portfolio composition, at fair value:
First lien senior secured debt	$1,383,321	$1,205,232
Second lien senior secured debt	46,605	48,987
Unsecured debt investments	82,020	79,786
Total Portfolio	$1,511,946	$1,334,005
Weighted average yields, at amortized cost(1):
First lien senior secured debt	9.64%	9.56%
Second lien senior secured debt	11.04%	11.11%
Unsecured debt investments	10.79%	13.31%
Total Portfolio	9.75%	9.84%

(1)
Exclusive of investments on non-accrual status. As of June 30, 2026 and December 31, 2025 there were no investments on non-accrual status.

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

The following table shows the investment ratings of the investments in our portfolio (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	June 30, 2026		December 31, 2025
Investment Rating	Fair value	% of Portfolio	Fair value	% of Portfolio
1	$—	—%	$—	—%
2	1,386,095	91.7	1,221,200	91.5
3	54,519	3.6	112,805	8.5
4	71,332	4.7	—	—
5	—	—	—	—
Total Fair Value	$1,511,946	100%	$1,334,005	100%

Results of Operations

The following table presents our operating results during the following periods:

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total investment income	$43,899	$25,456	$79,087	$44,200
Net expenses	22,943	16,041	42,149	27,261
Net investment income (loss)	20,956	9,415	36,938	16,939
Net realized gain (loss)	(58)	(104)	(137)	(111)
Net unrealized gain (loss)	(3,651)	1,855	(7,214)	(3,632)
Net increase (decrease) in net assets resulting from operations	$17,247	$11,166	$29,587	$13,196

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the following periods:

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Investment Income
Interest income	$43,899	$25,456	$79,087	$44,200
Total Investment Income	$43,899	$25,456	$79,087	$44,200

For the three months ended June 30, 2026, total investment income increased to $43.9 million from $25.5 million for the three months ended June 30, 2025 driven by our continued deployment of capital. As of June 30, 2026 and June 30, 2025, the size of our investment portfolio at fair value was $1.5 billion and $1.2 billion, respectively and the weighted average yield on the debt and income producing portfolio at amortized cost was 9.75% and 9.67%, respectively.

For the six months ended June 30, 2026, total investment income increased to $79.1 million from $44.2 million for the six months ended June 30, 2025 driven by our continued deployment of capital. As of June 30, 2026 and June 30, 2025, the size of our investment portfolio at fair value was $1.5 billion and $1.2 billion, respectively and the weighted average yield on the debt and income producing portfolio at amortized cost was 9.75% and 9.67%, respectively.

Expenses

Expenses for the following periods:

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest and debt financing costs	$14,173	$10,581	$25,677	$17,553
Amortization of offering costs	—	474	—	1,657
Management fee	2,155	1,375	4,281	2,588
Investment income incentive fee	3,682	1,662	6,502	2,984
Capital gains incentive fee	—	—	—	(33)
Other general and administrative expenses	2,203	2,016	4,319	4,109
Professional fees	1,372	844	2,365	1,785
Trustees’ fees	163	163	325	325
Total expenses	$23,748	$17,115	$43,469	$30,968
Advisor expense support	(805)	(1,074)	(1,320)	(3,707)
Net Expenses	$22,943	$16,041	$42,149	$27,261

Net expenses for the three months ended June 30, 2026 increased to $22.9 million from $16.0 million for the three months ended June 30, 2025.

Net expenses for the six months ended June 30, 2026 increased to $42.1 million from $27.3 million for the six months ended June 30, 2025.

Interest and Debt Financing Costs

Interest and debt financing costs increased from $10.6 million for the three months ended June 30, 2025 to $14.2 million for the three months ended June 30, 2026 primarily due to an increase in average debt outstanding resulting from our use of multiple borrowing facilities to fund increased investment activity.

Interest and debt financing costs increased from $17.6 million for the six months ended June 30, 2025 to $25.7 million for the six months ended June 30, 2026 primarily due to an increase in average debt outstanding resulting from our use of multiple borrowing facilities to fund increased investment activity.

Amortization of Deferred Offering Costs

Amortization of offering costs decreased for the three and six months ended June 30, 2026 and 2025 when compared to the three and six months ended June 30, 2025 primarily due to higher capitalized costs related to the commencement of operations that were fully amortized in the prior year.

Management Fee

The increase in management fees for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025 was driven by our deployment of capital and an increase in average net assets.

The increase in management fees for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025 was driven by our deployment of capital and an increase in average net assets.

Incentive Fee

Incentive fees increased to $3.7 million for the three months ended June 30, 2026 when compared to $1.7 million for the three months ended June 30, 2025 due to the increase in Net Investment Income. Refer to Note 3 to our consolidated financial statements for additional information regarding the Investment Advisory Agreement.

Incentive fees increased to $6.5 million for the six months ended June 30, 2026 when compared to $3.0 million for the six months ended June 30, 2025 due to the increase in Net Investment Income. Refer to Note 3 to our consolidated financial statements for additional information regarding the Investment Advisory Agreement.

Other General and Administrative Expenses

Other general and administrative expenses include insurance, research, sub-administrator, and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers and other non-investment professionals that perform duties for us. Other general and administrative expenses for the three months ended June 30, 2026 remained relatively consistent as compared to the three months ended June 30, 2025.

Other general and administrative expenses for the six months ended June 30, 2026 remained relatively consistent as compared to the six months ended June 30, 2025. Refer to Note 3 to our consolidated financial statements for additional information regarding the Administration Agreement and the administrative fees thereunder.

Professional Fees

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of the Company. Professional fees increased from $0.8 million for the three months ended June 30, 2025 to $1.4 million for the three months ended June 30, 2026, primarily as a result of higher legal and valuation fees.

Professional fees increased from $1.8 million for the six months ended June 30, 2025 to $2.4 million for the six months ended June 30, 2026, primarily as a result of higher legal and valuation fees.

Advisor Expense Support

We entered into the Expense Support Agreement with the Advisor, pursuant to which the Advisor has contractually agreed to pay Other Operating Expenses of the Company on the Company’s behalf such that Other Operating Expenses of the Company do not exceed 0.375% (1.50% on an annualized basis) of the Company’s applicable quarter-end net asset value. We received $19.4 million (since inception) in expense support from the Advisor. Refer to Note 3 to our consolidated financial statements for additional information regarding the Expense Support Agreement. Such expenses may be subject to reimbursement from the Company in the future.

Financial Condition, Liquidity and Capital Resources

The Company generates cash from (i) future offerings of the Company’s Common Shares or preferred shares, (ii) cash flows from operations and (iii) borrowings from banks or other lenders, including under the revolving credit facility (the “MS Revolving Credit Facility”) with Morgan Stanley Senior Funding Inc. (“MS”), and the revolving credit facility and term loan tranche (the “SMTB Credit Facility”) with Sumitomo Mitsui Trust Bank, Limited, New York Branch (“SMTB”), and the revolving credit facilities (the “BNP Revolving Credit Facility I”) and (the “BNP Revolving Credit Facility II”) with BNP Paribas SA (“BNP”) as described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 6. Borrowings.” The Company will seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, the Company cannot commit to do so. Any such incurrence would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

The Company’s primary use of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Advisor), (iii) debt service of any borrowings and (iv) cash distributions to the holders of the Company’s shares.

Equity Activity

On December 20, 2023, an affiliate of the Advisor contributed $10,000 ($25 per share) of capital to the Company in exchange for 400 Common Shares. On May 7, 2024, the Company had its initial closing and received capital contributions of approximately $194 million. On June 20, 2026, the Company received capital contributions of approximately $42.3 million. In addition, as of June 30, 2026, the Company had executed subscription agreements for approximately $2.2 billion of capital commitments (as of which $1.4 billion remains unfunded as of June 30, 2026).

Contractual Obligations

We have entered into the Investment Advisory Agreement with the Advisor to provide us with investment advisory services and the Administration Agreement with the Administrator to provide us with administrative services. We have also entered into the Expense Support Agreement with the Advisor to provide us with support with respect to certain expenses and subject to reimbursement. Payments for investment advisory services under the Investment Advisory Agreements, reimbursements under the Administration Agreement and support and reimbursements under the Expense Support Agreement are described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions.”

The following table shows our contractual principal payment obligations under our debt facilities as of June 30, 2026:

	Payments Due by Period
($ in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
MS Revolving Credit Facility (1)	$195,000	$—	$195,000	$—	$—
SMTB Revolving Tranche	232,200	232,200	—	—	—
SMTB Term Loan Tranche	272,500	272,500	—	—	—
BNP Revolving Credit Facility II	146,000	—	—	146,000	—
Total Debt Obligations	$845,700	$504,700	$195,000	$146,000	$—

(1)
On July 2, 2026, the MS Revolving Credit Facility was amended and the stated maturity date was extended from February 22, 2029 to July 2, 2030.

MS Revolving Credit Facility

On February 22, 2024, the Company, through its wholly-owned financing subsidiary Overland Financing MS, LLC, entered into the MS Revolving Credit Facility. Under the MS Revolving Credit Facility, MS has agreed to make available to Overland Financing MS, LLC a revolving loan facility in the maximum principal amount of up to $300 million. On June 6, 2024, November 15, 2024, and July 2, 2026 certain terms, including the applicable margins and maturity date, in the MS Revolving Credit Facility were amended. As of June 30, 2026, $195 million had been drawn under the MS Revolving Credit Facility. See also “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 6. Borrowings.”

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

As of June 30, 2026, $505 million had been drawn under the SMTB Credit Facility. See also “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 6. Borrowings.”

BNP Revolving Credit Facility I

On December 17, 2024, the Company, through its wholly-owned financing subsidiary Overland Financing B, LLC, entered into a revolving credit facility (the “BNP Revolving Credit Facility I”). Under the BNP Revolving Credit Facility I, BNP has agreed to make available to Overland Financing B, LLC, a revolving loan facility in the maximum facility amount of $340 million from January 2, 2025 through March 31, 2025, a maximum facility amount of $330 million from April 1, 2025 through June 30, 2025, a maximum facility amount of $270 million from July 1, 2025 through September 30, 2025 and, as extended, a maximum facility amount of $139 million from October 1, 2025 through December 31, 2025. On September 26, 2025, the BNP Revolving Credit Facility I was amended to extend the maturity date to December 31, 2025 and other conforming changes. On December 2, 2025, the BNP Revolving Credit Facility I was terminated and all amounts outstanding thereunder were repaid. See also “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 6. Borrowings.”

BNP Revolving Credit Facility II

On December 2, 2025, the Company, through its wholly-owned financing subsidiary Overland Financing C, LLC, entered into a senior secured revolving credit agreement (the “BNP Credit Agreement” and, such facility, the “BNP Revolving Credit Facility II”). Under the BNP Revolving Credit Facility II, BNP has agreed to make available to Overland Financing C, LLC, a revolving loan facility in the maximum principal amount of up to $400 million subject to additional increases. As of June 30, 2026, $146 million had been drawn under the BNP Revolving Credit Facility~~.~~ II. See also “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 6. Borrowings.”

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

On June 10, 2025, the Company entered into a Macquarie Transaction that was collateralized by the Company’s term loans to CV Borrower, LLC and SGA Dental Partners OPCO, LLC. In accordance with ASC Topic 860, Transfers and Servicing, this Macquarie Transaction meets the criteria for a secured borrowing. Accordingly, the investment financed by the Macquarie Transaction remains on the Company’s Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its repurchase obligation to Macquarie (the “June 2025 Secured Borrowing”). Interest under the June 2025 Secured Borrowing was calculated as the interpolated one and a half month term SOFR rate in effect at the time of the borrowing, plus the applicable margin of 2.95%. On July 3, 2025, the Company repaid its June 2025 Secured Borrowing obligations to Macquarie. See also “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 6. Borrowings.”

Off-Balance Sheet Arrangements

Our investment portfolio contains and is expected to continue to contain debt investments in the form of delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026, we held unfunded delayed draw term loans with a principal amount of $101.8 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

Valuation of Investments

The Company measures the value of its investments in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a hierarchical disclosure framework that ranks the observability of inputs used in measuring financial instruments at fair value. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 5. Fair Value Measurements.” for a description of the hierarchy for fair value measurements and a description of the Company’s valuation procedures.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. In addition, the MS Revolving Credit Facility, BNP Revolving Credit Facility II, and the SMTB Credit Facility are subject to floating interest rates. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 6. Borrowings.” A rise in the general level of interest rates can be expected to lead to (i) higher interest income from our floating rate debt investments, (ii) value declines for fixed interest rate investments we may hold and (iii) higher interest expense in connection with our credit facilities. Since the majority of the Company’s investments consist of floating rate investments, an increase in interest rates could also make it more difficult for borrowers to repay their loans, and a rise in interest rates may also make it easier for the Advisor to meet or exceed the quarterly threshold for Income-Based Fee as described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions.”

The last several quarters have been marked by significant volatility in global markets, driven by inflation, elevated interest rates, slowing economic growth, increased tariffs, trade tensions, geopolitical conditions, and political and regulatory uncertainty. The Federal Reserve commenced raising interest rates in March 2022. In a high interest rate environment, the Company’s cost of funds increases, which could reduce its net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. The Federal Reserve held interest rates steady in the first half of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. In September, October, and December of 2025, the Federal Reserve implemented additional 25-basis-point reductions in the federal funds rate to support ongoing economic growth. The Federal Reserve held rates steady in the first half of 2026; however, possible changes to benchmark rates are not certain. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in the Company’s net investment income if such decreases in base rates, such as SOFR and other alternate rates, are not offset by corresponding increases in the spread over such base rate that the Company earns on any portfolio investments, a decrease in the Company’s operating expenses, or a decrease in the interest rate associated with the Company’s borrowings.

As of June 30, 2026, all of the Company’s debt portfolio investments bore interest at variable rates, which are generally SOFR and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to interest rate floors. Further, the MS Revolving Credit Facility, BNP Revolving Credit Facility II, and SMTB Credit Facility bear interest at SOFR rates with no interest rate floors.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates to our loan portfolio and outstanding debt as of June 30, 2026, assuming no changes in our investment and borrowing structure.

($ in thousands)	Increase (Decrease) in	Increase (Decrease) in	Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 200 basis points	$30,805	$16,914	$13,891
Up 100 basis points	$15,403	$8,457	$6,946
Up 50 basis points	$7,701	$4,229	$3,472
Down 50 basis points	$(7,701)	$(4,229)	$(3,472)
Down 100 basis points	$(15,045)	$(8,457)	$(6,588)

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

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under the heading “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, as may be amended and supplemented from time to time. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may adversely affect its business, financial condition and/or operating results. During the fiscal quarter ended June 30, 2026 there were no material changes from the risk factors set forth in the Company’s most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of the Company’s trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities to satisfy the affirmative defense condition of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

Overland Advantage

Date: August 12, 2026	By:	/s/ Gavin R. Baiera
Name: Gavin R. Baiera
Title: Chief Executive Officer

Date: August 12, 2026	By:	/s/ Kimberly A. Terjanian
Name: Kimberly A. Terjanian
Title: Chief Financial Officer and Treasurer