Form 10-Q
period 2026-09-30
Overland Advantage
filed 2026-11-12
CIK 1965934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, the registrant had 31,941,786 common shares of beneficial interest, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Overland Advantage

Consolidated Statements of Assets and Liabilities

(amounts in thousands, except share and per share data)

	September 30, 2026		December 31, 2025
	(Unaudited)		(Audited)
Assets
Non-controlled/non-affiliated investments, at fair value (amortized cost of $1,772,255 and $1,507,082, respectively)	$1,764,226		$1,506,869
Cash and cash equivalents	23,752		19,127
Capital contributions receivable	—		3,359
Receivable for unsettled sales	—		49,152
Interest receivable on investments	14,921		7,979
Deferred financing costs	4,353		5,435
Other assets	152		126
Prepaid insurance	1		1
Receivable for paydowns of investments	—		1,294
Total Assets	$1,807,405		$1,593,342

Liabilities
Credit facilities	$715,200		$631,000
Term loan (net of unamortized deferred financing costs of $465 and $822, respectively)	272,035		199,178
Distribution payable	18,572		14,777
Interest payable	7,507		5,499
Payable to affiliates	2,362		6,061
Investment income incentive fee payable	3,291		2,564
Management fee payable	2,397		1,973
Total Liabilities	$1,021,364		$861,052

Commitments and contingencies (Note 7)

Net Assets
Series A Preferred Shares, $0.001 par value, 515 shares authorized, 515 and 515 shares issued and outstanding, respectively	—	(1)	—	(1)
Paid-in-capital in excess of par value of Series A Preferred Shares	1,257		1,257
Common shares of beneficial interest, $0.001 par value, unlimited shares authorized, 31,941,786 and 29,610,407 shares issued and outstanding, respectively	32		30
Paid-in-capital in excess of par value	795,327		737,892
Accumulated distributable earnings (loss)	(10,575)		(6,889)
Total Net Assets	$786,041		$732,290
Total Liabilities and Net Assets	$1,807,405		$1,593,342
Net asset value per Common Share	$24.57		$24.69

(1)
The par amount of Series A Preferred Shares is zero due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Operations (Unaudited)

(amounts in thousands, except share and per share data)

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income
From non-controlled/non-affiliated investments:
Interest income	$41,424	$31,323	$120,512	$75,523
Total investment income	41,424	31,323	120,512	75,523
Expenses
Interest and debt financing costs	14,095	11,047	39,773	28,600
Amortization of offering costs	—	—	—	1,657
Management fees	2,397	1,934	6,678	4,522
Investment income incentive fee	3,291	2,385	9,793	5,369
Capital gains incentive fee	—	—	—	(33)
Other general and administrative expenses	2,338	2,700	6,657	6,809
Professional fees	1,034	758	3,399	2,543
Trustees’ fees	164	163	490	488
Total expenses	23,319	18,987	66,790	49,955

Expense support (Note 3)	(590)	(1,180)	(1,910)	(4,887)
Net expenses	22,729	17,807	64,880	45,068
Net investment income (loss)	18,695	13,516	55,632	30,455

Realized and change in unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(25)	12	(162)	(99)
Net realized gains (losses)	(25)	12	(162)	(99)
Net change in unrealized gain (loss):
Non-controlled/non-affiliated investments	(603)	616	(7,817)	(3,016)
Net change in unrealized gain (loss)	(603)	616	(7,817)	(3,016)
Net realized and change in unrealized gain (loss)	(628)	628	(7,979)	(3,115)
Net increase (decrease) in net assets from operations	$18,067	$14,144	$47,653	$27,340

Series A Preferred Share Dividends	(46)	—	(139)	—
Net increase (decrease) in net assets resulting from operations applicable to common shareholders	$18,021	$14,144	$47,514	$27,340

Per Share information - Basic and Diluted
Net investment income (loss) per Common Share (basic and diluted)	$0.59	$0.52	$1.82	$1.45
Earnings per Common Share (basic and diluted)	$0.57	$0.54	$1.55	$1.30
Weighted average shares of Common Shares outstanding (basic and diluted)	31,885,612	26,219,271	30,563,009	20,964,897

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Changes in Net Assets (Unaudited)

(amounts in thousands, except share and per share data)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net assets at beginning of period	$782,311	$649,899	$732,290	$429,053
Operations:
Net investment income (loss)	18,695	13,516	55,632	30,455
Net realized gains (losses)	(25)	12	(162)	(99)
Net change in unrealized gain (loss)	(603)	616	(7,817)	(3,016)
Net increase (decrease) in net assets from operations	18,067	14,144	47,653	27,340
Distributions to Shareholders:
Distributions to common shareholders	(18,526)	(13,650)	(51,200)	(30,303)
Preferred share dividends	(46)	—	(139)	—
Net increase (decrease) resulting from shareholder distributions	(18,572)	(13,650)	(51,339)	(30,303)
Capital share transactions:
Issuance of common shares	—	—	45,662	220,000
Reinvestment of shareholder distributions	4,235	2,265	11,775	6,568
Net increase (decrease) in net assets from capital transactions	4,235	2,265	57,437	226,568
Net increase (decrease) in net assets for the period	3,730	2,759	53,751	223,605
Net assets at end of period	$786,041	$652,658	$786,041	$652,658

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Statements of Cash Flows (Unaudited)

(amounts in thousands, except share and per share data)

	For the nine months ended	For the nine months ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$47,653	$27,340
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(953,503)	(1,145,887)
Proceeds from sales of investments and principal repayments	696,469	746,641
Payment-in-kind interest	(2,542)	(1,561)
Net realized (gains) losses on investments	162	99
Net change in unrealized (gain) loss	7,817	3,016
Net accretion of discount on investments	(5,760)	(2,326)
Amortization of deferred financing costs	2,982	2,151
Amortization of deferred offering costs	—	1,657
Changes in operating assets and liabilities:
(Increase) decrease in prepaid insurance	—	204
(Increase) decrease in other assets	(26)	(43)
(Increase) decrease in interest receivable on investments	(6,942)	(4,442)
(Increase) decrease in receivable for paydowns of investments	1,294	10
(Increase) decrease in receivable for unsettled sales	49,152	—
Increase (decrease) in investment income incentive fee payable	727	1,793
Increase (decrease) in accrued capital gains incentive fee	—	(33)
Increase (decrease) in management fee payable	424	1,130
Increase (decrease) in payable to affiliates (1)	(3,700)	(561)
Increase (decrease) in payable for unsettled purchases	—	(69,940)
Increase (decrease) in interest payable	2,008	1,390
Net cash provided by (used in) operating activities	(163,785)	(439,362)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	49,021	220,000
Distributions paid	(35,677)	(20,108)
Deferred financing costs paid	(1,541)	(1,200)
Borrowings on credit facilities	640,050	823,500
Paydown on credit facilities	(483,350)	(559,500)
Repayment of secured borrowings	—	(78,000)
Proceeds from secured borrowings	—	60,000
Series A Preferred Shares dividends paid	(93)	—
Net cash provided by (used in) financing activities	168,410	444,692
Net increase (decrease) in cash and cash equivalents	4,625	5,330
Cash and cash equivalents, beginning of period	19,127	31,554
Cash and cash equivalents, end of period	$23,752	$36,884

Supplemental and Non-Cash Financing Activities
Cash paid during the period for interest	$34,783	$25,034
Distribution payable	$18,572	$13,650
Reinvestment of shareholder distributions	$11,775	$6,568
Reallocation of revolving credit facility	$72,500	$200,000

(1)
Increases in payable to affiliates is reduced by the accrued but unpaid deferred financing and offering costs.

The accompanying notes are an integral part of these consolidated financial statements.

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2026

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment Type	Rate(4)	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Investments
Non-controlled/non-affiliated debt
Debt investments(5)
Building Products
Atlantic Squared Supply LLC(6)(8)(13)	First lien senior secured term loan	SOFR + 6.00%	11/17/2030	64,170	$63,181	$63,302	8.05%
Atlantic Squared Supply LLC(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 6.00%	11/17/2030	—	(75)	(91)	(0.01)%
					63,106	63,211	8.04%
Commercial Services & Supplies
Ally Waste Services LLC(6)(8)(13)	First lien senior secured term loan	SOFR + 5.25%	6/1/2032	58,182	57,331	57,444	7.31%
Ally Waste Services LLC(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.25%	6/1/2032	-	(155)	(164)	(0.02)%
Advanced Technology Services Inc(6)(7)(13)	First lien senior secured term loan	SOFR + 5.00%	4/21/2031	65,556	64,750	65,330	8.31%
Advanced Technology Services Inc(6)(7)	First lien senior secured delayed draw term loan	SOFR + 5.00%	4/21/2031	2,278	2,251	2,270	0.29%
CI (MG) GROUP, LLC(6)(8)(13)	First lien senior secured term loan	SOFR + 5.50%	3/27/2030	46,840	46,298	46,574	5.93%
CI (MG) GROUP, LLC(6)(8)(12)	First lien senior secured delayed draw term loan	SOFR + 5.50%	3/27/2030	14,714	14,515	14,702	1.87%
CI (MG) GROUP, LLC(6)(8)(9)(12)	First lien senior secured revolving loan	SOFR + 5.50%	3/27/2030	811	755	782	0.10%
Continental Cafe LLC(6)(7)(13)	First lien senior secured term loan	SOFR + 5.00%	12/31/2029	59,918	59,423	59,860	7.62%
Continental Cafe LLC(6)(7)(8)(12)	First lien senior secured delayed draw term loan	SOFR + 5.00%	12/31/2029	16,800	16,610	16,774	2.13%
Power Services Group CR Acquisition, Inc.(6)(8)(13)	First lien senior secured term loan	SOFR + 4.75%	8/5/2030	42,044	41,507	41,605	5.29%
Rampart Exterior Services Buyer, Inc.(6)(8)(13)	First lien senior secured term loan	SOFR + 5.25%	7/9/2032	41,770	41,162	41,144	5.24%
Rampart Exterior Services Buyer, Inc.(6)(8)	First lien senior secured delayed draw term loan	SOFR + 5.25%	7/9/2032	15,625	15,398	15,508	1.97%
Rampart Exterior Services Buyer, Inc.(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.25%	7/9/2032	—	(127)	(131)	(0.02)%
					359,718	361,698	46.02%
Construction & Engineering
Stark Tech Holdco, LLC(6)(7)	First lien senior secured term loan	SOFR + 6.00%	5/13/2030	9,925	9,760	9,759	1.24%
Stark Tech Holdco, LLC(6)(7)(13)	First lien senior secured term loan	SOFR + 6.00%	5/13/2030	33,200	32,806	32,813	4.17%
Stark Tech Holdco, LLC(6)(7)	First lien senior secured delayed draw term loan	SOFR + 6.00%	5/13/2030	28,112	27,780	27,784	3.54%
Stark Tech Holdco, LLC(6)(7)	First lien senior secured delayed draw term loan	SOFR + 6.00%	5/13/2030	12,802	12,648	12,653	1.61%
					82,994	83,009	10.56%

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2026

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment Type	Rate(4)	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Consumer Finance
Maxitransfers Blocker Corp(6)(7)(13)	Second lien senior secured term loan	SOFR + 7.00%	6/18/2030	47,009	46,310	46,075	5.86%
					46,310	46,075	5.86%
Consumer Staples Distribution & Retail
Columbus Distributing Holdings Company(6)(7)	Unsecured term loan	SOFR + 9.00%	5/7/2029	15,000	14,761	14,878	1.89%
Hand Family Companies Holdings, LLC(6)(8)	Unsecured term loan	SOFR + 9.00%	11/29/2030	13,951	13,728	13,673	1.74%
Hand Family Companies Holdings, LLC(6)(8)(11)(12)	Unsecured delayed draw term loan	SOFR + 9.00%	11/29/2030	—	(213)	(279)	(0.04)%
Hand Family Companies Holdings, LLC(6)(8)(11)(12)	Unsecured delayed draw term loan	SOFR + 9.00%	11/29/2030	—	(78)	(102)	(0.01)%
Sunset Distributing LLC(6)(8)(13)	First lien senior secured term loan	SOFR + 5.75%	5/30/2030	48,329	47,572	42,965	5.47%
Sunset Distributing LLC(6)(8)	First lien senior secured delayed draw term loan	SOFR + 5.75%	5/30/2030	9,263	9,117	8,235	1.05%
Southern Crown Beverage Holdings, LLC(6)(7) (14)	Unsecured term loan	SOFR + 9.00%	5/2/2031	55,302	54,466	54,897	6.98%
					139,353	134,267	17.08%
Energy Equipment & Services
Jones Industrial Holdings Inc(6)(8)	First lien senior secured term loan	SOFR + 6.75%	5/3/2030	79,532	78,579	71,761	9.13%
					78,579	71,761	9.13%
Financial Services
Onyx Centersource, Inc.(6)(8)	First lien senior secured term loan	SOFR + 5.25%	3/27/2031	80,000	79,158	79,275	10.09%
					79,158	79,275	10.09%
Health Care Providers & Services
ECLAT Health Solutions, Inc.(6)(8)(13)	First lien senior secured term loan	SOFR + 6.50%	2/6/2031	71,190	69,961	70,334	8.95%
ECLAT Health Solutions, Inc.(6)(8)(13)	First lien senior secured delayed draw term loan	SOFR + 6.50%	2/6/2031	15,423	15,156	15,237	1.94%
Envision Management Holding, Inc.(6)(7)(13)	First lien senior secured term loan	SOFR + 5.50%	12/31/2030	67,557	66,689	67,187	8.55%
Envision Management Holding, Inc.(6)(7)(8)(12)	First lien senior secured delayed draw term loan	SOFR + 5.50%	12/31/2030	10,727	10,570	10,675	1.36%
FFF Enterprises Inc(6)(7)(13)	First lien senior secured term loan	SOFR + 6.25%	12/12/2028	70,409	69,580	69,755	8.87%
OpCo Borrower, LLC(6)(8)(13)	First lien senior secured term loan	SOFR + 5.25%	5/8/2030	80,265	79,682	79,820	10.15%
					311,638	313,008	39.82%

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2026

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment Type	Rate(4)	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Hotels, Restaurants & Leisure
CV Borrower, LLC(6)(7)(10)(13)	First lien senior secured term loan	SOFR + 5.75%	8/30/2030	98,000	96,599	97,166	12.36%
Exclusive Resorts Real Estate Holdings I, LLC(6)(7)(13)	First lien senior secured term loan	SOFR + 5.00%	12/3/2030	62,807	62,268	62,237	7.92%
Exclusive Resorts Real Estate Holdings I, LLC(6)(8)(12)	First lien senior secured delayed draw term loan	SOFR + 5.00%	12/3/2030	5,859	5,783	5,812	0.74%
					164,650	165,215	21.02%
Household Products
Oldcastle Lawn & Garden, Inc.(6)(8)	First lien senior secured term loan	SOFR + 5.25%	5/8/2031	73,414	72,692	72,852	9.27%
Oldcastle Lawn & Garden, Inc.(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.25%	5/8/2031	-	(53)	(57)	(0.01)%
					72,639	72,795	9.26%
Machinery
Technique Midco, LLC(6)(8)(13)	First lien senior secured term loan	SOFR + 5.50%	11/14/2031	57,722	56,824	57,105	7.26%
					56,824	57,105	7.26%
Software
Diversis Tempo Holdco, LLC(6)(8)(13)	First lien senior secured term loan	SOFR + 6.00%	8/22/2031	74,438	73,654	73,126	9.30%
Sabre Securitization LLC(6)(7)(15)	First lien senior secured term loan	SOFR + 6.35%	9/28/2029	65,750	64,930	64,928	8.26%
					138,584	138,054	17.56%
Specialty Retail
H&S Business Holdings, LLC(6)(7)	First lien senior secured term loan	SOFR + 5.50%	9/1/2031	77,500	76,170	76,144	9.69%
					76,170	76,144	9.69%
Trading Companies & Distributors
JF Acquisition LLC(6)(7)(13)	First lien senior secured term loan	SOFR + 5.75%	6/18/2030	36,233	35,688	35,753	4.55%
JF Acquisition LLC(6)(8)(11)(12)	First lien senior secured delayed draw term loan	SOFR + 5.75%	6/18/2030	—	(82)	(43)	(0.01)%
JF Acquisition LLC(6)(8)(11)(12)	First lien senior secured revolving loan	SOFR + 5.75%	6/18/2030	—	(59)	(79)	(0.01)%
					35,547	35,631	4.53%
Total Debt Investments					$1,705,270	$1,697,248	215.92%

Overland Advantage

Consolidated Schedule of Investments (Unaudited)

As of September 30, 2026

(amounts in thousands)

				Principal/			Percentage
		Interest	Maturity	Par	Amortized		of Net
Company(1)	Investment Type	Rate(4)	Date	Amount/Shares	Cost(2)	Fair Value(3)	Assets
Non-controlled/non-affiliated
Equity investments
Commercial Services & Supplies
Rampart Exterior Services Holdings LLC	Series A-2 Preferred Units	10.00%		2	$2,000	$2,000	0.25%
Total Equity Investments					2,000	2,000	0.25%

U.S. Treasury Bill
U.S. Treasury Bill	—	4.14%	1/7/2027	65,701	$64,985	$64,978	8.27%
Total Investments					$1,772,255	$1,764,226	224.44%

Cash Equivalents
BlackRock Liquidity FedFund - Institutional	—	3.78%	—	10,246	$10,246	$10,246	1.30%
Goldman Sachs Financial Square Government Fund Institutional Shares		3.80%	—	4,843	4,843	4,843	0.62%
Total Cash Equivalents					$15,089	$15,089	1.92%

Total Investments and Cash Equivalents					$1,787,344	$1,779,315	226.36%

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
(7)
The interest rate on these investments is subject to one-month SOFR, which was 3.91% as of September 30, 2026.
(8)
The interest rate on these investments is subject to three-month SOFR, which was 4.08% as of September 30, 2026.
(9)
The interest rate on these investments is subject to six-month SOFR, which was 4.27% as of September 30, 2026.
(10)
The interest rate on these investments is subject to twelve-month SOFR, which was 4.60% as of September 30, 2026.
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
(14)
This investment allows for a payment-in-kind (“PIK”) election, allowing up to one-third of total interest due to be paid in-kind, with a 0.50% PIK premium added to the applicable margin. The investment elected PIK as of the current period.
(15)
This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2026, non-qualifying assets represented 3.6% of total assets as calculated in accordance with the regulatory requirements.

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

The Company consolidates the results of its wholly-owned financing subsidiaries, Overland Financing MS, LLC and Overland Financing C, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material.

Revenue Recognition

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

PIK Income

The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in the Company’s consolidated statements of operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to each holder of the Company’s common shares of beneficial interest, par value $0.001 per share (the “Common Shares” and each holder thereof, a “Shareholder”) in the form of dividends, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2026, the Company earned $594 and $2,354, respectively, in PIK income representing 1.4% and 2.0% of total investment income, respectively. For the three and nine months ended September 30, 2025, the Company earned $1,160 and $1,902, respectively, in PIK income representing 3.7% and 2.5% of total investment income, respectively.

Non-Accrual Loans

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. There were no loans on non-accrual status as of September 30, 2026 and December 31, 2025.

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

Offering and Organizational Expenses

Organizational expenses are charged as incurred and include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Company and its subsidiaries, their related documents of organization and the Company’s election to be regulated as a BDC. For the three and nine months ended September 30, 2026 and September 30, 2025, the Company did not incur any organizational expenses.

Offering expenses include, without limitation, legal, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of the Company’s registration statement on Form 10 as well as the expenses of Centerbridge and Wells Fargo in negotiating and documenting other arrangements with the initial investors of the Company. Offering expenses of the Company are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations. For the three and nine months ended September 30, 2026 and September 30, 2025 no offering costs were incurred.

The Company’s organizational and offering costs are the responsibility of the Company and have preliminarily been paid by an affiliate of the Advisor on the Company’s behalf. However, as discussed in Note 3, a portion of the Company’s expenses incurred through September 30, 2026 included on the Company’s consolidated statements of operations, including its organizational and offering costs, have been assumed by the Advisor pursuant to the Expense Support and Conditional Reimbursement Agreement between the Company and the Advisor (the “Expense Support Agreement”).

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the period of time during which additional funding remains available under the related debt instrument using the straight-line method, which approximates the effective yield method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s consolidated statements of assets and liabilities. Deferred financing costs related to any term loans are presented net against the outstanding debt balance on the consolidated statements of assets and liabilities.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently assessing the impact of this guidance.

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

Management Fee

The Management Fee is payable quarterly in arrears at an annual rate of 1.25% of the average value of the Company’s net assets as of the last day of the most recently completed calendar quarter and the last day of the immediately preceding calendar quarter, excluding cash and cash equivalents. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any share issuances or repurchases. No management fee will be charged on committed but undrawn Capital Commitments (as defined below). For the three months ended September 30, 2026 and 2025, the Management Fee was $2,397 and $1,934, respectively. For the nine months ended September 30, 2026 and 2025, the Management Fee was $6,678 and $4,522, respectively.

As of September 30, 2026 and December 31, 2025, $2,397 and $1,973, respectively, remained payable and is recorded in management fee payable on the consolidated statements of assets and liabilities.

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

For the three months ended September 30, 2026 and 2025, the investment income incentive fee was $3,291 and $2,385, respectively. For the nine months ended September 30, 2026 and 2025, the investment income incentive fee was $9,793 and $5,369, respectively.

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

For the three months ended September 30, 2026 and 2025, the capital gains incentive fee accrued was $0 and $0, respectively. For the nine months ended September 30, 2026 and 2025, the capital gains incentive fee accrued was $0 and $(33), respectively.

Administration Agreement

On January 5, 2024, the Company entered into the Administration Agreement pursuant to which the Administrator provides the administrative services necessary for the Company to operate. The Company utilizes the Administrator’s office facilities, personnel, equipment and recordkeeping services. Pursuant to the Administration Agreement, the Administrator oversees the Company’s public reporting requirements and tax reporting and monitors the Company’s expenses and the performance of professional services rendered to the Company by others. The Administrator has hired the Sub-Administrator to assist in the provision of certain administrative services. There is no fee paid by the Company in connection with the services provided under the Administration Agreement. The Company will reimburse the Administrator for its costs and expenses, which may include an allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including but not limited to rent, the fees and expenses associated with performing compliance functions, and the Company’s allocable portion of the costs of its Chief Financial Officer, Chief Compliance Officer, any of their respective staff who provide services to the Company, tax, accounting, investor relations and investor services, technology, legal and operations staff who provide services, including but not limited to transaction-related services to the Company, and internal audit staff, to the extent internal audit performs a role in the Company’s internal control assessment. The reimbursement shall be an amount equal to the Administrator’s actual cost; and provided, further, that such costs are reasonably allocated to the Company on the basis of assets, revenues, estimates, time records or other method conforming with generally accepted accounting principles. For the three months ended September 30, 2026 and 2025, the Company incurred $1,852 and $2,217, respectively, in fees under the Administration Agreement. For the nine months ended September 30, 2026 and 2025, the Company incurred $5,575 and $5,806, respectively, in fees under the Administration Agreement.

The Sub-Administrator will separately be compensated for performing sub-administrative services under the sub-administration agreement and the cost of such compensation, and any other costs or expenses under such agreement, will be in addition to the cost of any other services borne by the Company under the Administration Agreement. For the three months ended September 30, 2026 and 2025, the Company incurred $127 and $106, respectively, in fees under the sub-administration agreement. For the nine months ended September 30, 2026 and 2025, the Company incurred $367 and $254, respectively, in fees under the sub-administration agreement.

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

4.
Investments

Investments at fair value and amortized cost consisted of the below as of the following periods:

	September 30, 2026		December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt investments	$1,576,296	$1,568,106	$1,205,695	$1,205,232
Second lien senior secured debt investments	46,310	46,075	48,640	48,987
Unsecured debt investments	82,664	83,067	79,872	79,786
Equity investments	2,000	2,000	—	—
U.S. treasury bills	64,985	64,978	172,875	172,864
Total Investments	$1,772,255	$1,764,226	$1,507,082	$1,506,869

The industry composition of investments based on fair value consisted of the below as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

	September 30, 2026	December 31, 2025
Commercial Services & Supplies	21.4%	17.1%
Health Care Providers & Services	18.4	18.5
Hotels, Restaurants & Leisure	9.7	12.3
Software	8.1	6.0
Consumer Staples Distribution & Retail	7.9	10.3
Construction & Engineering	4.9	6.3
Financial Services	4.7	—
Specialty Retail	4.5	—
Household Products	4.3	0.2
Energy Equipment & Services	4.2	5.9
Building Products	3.7	4.8
Machinery	3.4	4.3
Consumer Finance	2.7	3.7
Trading Companies & Distributors	2.1	2.5
Water Utilities	—	5.9
IT Services	—	0.2
Diversified Financial Services	—	0.5
Electrical Equipment	—	0.4
Textiles, Apparel & Luxury Goods	—	0.4
Health Care Equipment & Supplies	—	0.4
Health Care Technology	—	0.3

The geographic composition of investments at amortized cost and on fair value consisted of the below as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

September 30, 2026
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$1,707,270	$1,699,248	100%	216%
Total	$1,707,270	$1,699,248	100%	216%

December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
North America	$1,334,207	$1,334,005	100%	182%
Total	$1,334,207	$1,334,005	100%	182%

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

The following tables present the fair value hierarchy of cash and cash equivalents and investments as of September 30, 2026 and December 31, 2025:

	Fair Value Hierarchy as of September 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Investments:
First lien senior secured debt investments	$—	$—	$1,568,106	$1,568,106
Second lien senior secured debt investments	—	—	46,075	46,075
Unsecured debt investments	—	—	83,067	83,067
Equity investments	—		2,000	2,000
U.S. treasury bill	64,978	—	—	64,978
Total investments at fair value	$64,978	$—	$1,699,248	$1,764,226
Cash and cash equivalents	$23,752	$—	$—	$23,752

	Fair Value Hierarchy as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Investments:
First lien senior secured debt investments	$—	$42,515	$1,162,717	$1,205,232
Second lien senior secured debt investments	—	—	48,987	48,987
Unsecured debt investments	—	—	79,786	79,786
U.S. treasury bill	172,864	—	—	172,864
Total investments at fair value	$172,864	$42,515	$1,291,490	$1,506,869
Cash and cash equivalents	$19,127	$—	$—	$19,127

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2026 and September 30, 2025:

	For the Three Months Ended September 30, 2026
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$1,383,321	$46,605	$82,021	$—	$1,511,947
Purchases of investments	266,761	—	—	2,000	268,761
Payment-in-kind	—	—	611	—	611
Proceeds from investments	(82,216)	(125)	—	—	(82,341)
Net change in unrealized gain (loss)	(555)	(435)	377	—	(613)
Net realized gains (losses)	(24)	—	—	—	(24)
Net amortization/accretion of premium/discount on investments	819	30	58	—	907
Transfers between investment types	—	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$1,568,106	$46,075	$83,067	$2,000	$1,699,248
Net change in unrealized gain (loss) still held at September 30, 2026	$(554)	$(435)	$378	$—	$(611)

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2026, there were no transfers into (out of) Level 3.

	For the Three Months Ended September 30, 2025
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$755,533	$48,765	$62,666	$—	$866,964
Purchases of investments	143,436	—	—	—	143,436
Payment-in-kind	—	—	1,178	—	1,178
Proceeds from investments	(31,782)	(125)	—	—	(31,907)
Net change in unrealized gain (loss)	326	422	533	—	1,281
Net realized gains (losses)	—	—	—	—	—
Net amortization/accretion of premium/discount on investments	804	23	43	—	870
Transfers between investment types	—	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$868,317	$49,085	$64,420	$—	$981,822
Net change in unrealized gain (loss) still held at September 30, 2025	$600	$422	$533	$—	$1,555

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended September 30, 2025, there were no transfers into (out of) Level 3.

	For the Nine Months Ended September 30, 2026
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$1,162,717	$48,987	$79,786	$—	$1,291,490
Purchases of investments, net	779,154	—	—	2,000	781,154
Payment-in-kind	—	—	2,542	—	2,542
Proceeds from investments, net	(371,344)	(2,491)	—	—	(373,835)
Net change in unrealized gain (loss)	(7,885)	(582)	488	—	(7,979)
Net realized gains (losses)	(24)	—	—	—	(24)
Net amortization/accretion of premium/discount on investments	5,488	161	251	—	5,900
Transfers between investment types	—	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$1,568,106	$46,075	$83,067	$2,000	$1,699,248
Net change in unrealized gain (loss) still held at September 30, 2026	$(7,567)	$(582)	$488	$—	$(7,661)

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2026, there were no transfers into (out of) Level 3.

	For the Nine Months Ended September 30, 2025
($ in thousands)	First lien senior secured debt investments	Second lien senior secured debt investments	Unsecured debt investments	Equity investments	Total
Fair value, beginning of period	$395,206	$49,000	$—	$—	$444,206
Purchases of investments, net	619,997	—	62,291	—	682,288
Payment-in-kind	—	—	1,561	—	1,561
Proceeds from investments, net	(149,359)	(376)	—	—	(149,735)
Net change in unrealized gain (loss)	73	351	500	—	924
Net realized gains (losses)	(13)	—	—	—	(13)
Net amortization/accretion of premium/discount on investments	2,413	110	68	—	2,591
Transfers between investment types	—	—	—	—	—
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	$868,317	$49,085	$64,420	$—	$981,822
Net change in unrealized gain (loss) still held at September 30, 2025	$556	$351	$500	$—	$1,407

(1)
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2025, there were no transfers into (out of) Level 3.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 assets as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	As of September 30, 2026
				Range
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First lien senior secured debt investments	$1,370,514	Yield Analysis	Discount Rate	9.7%	17.1%	11.4%
First lien senior secured debt investments	197,592	Recent Transaction	Transaction Price	98.3%	98.8%	98.5%
Second lien senior secured debt investments	46,075	Yield Analysis	Discount Rate	13.1%	13.1%	13.1%
Unsecured debt investments	83,067	Yield Analysis	Discount Rate	14.4%	15.1%	14.6%
Equity	2,000	Recent Transaction	Transaction Price	100.0%	100.0%	100.0%
Total	$1,699,248

	As of December 31, 2025
				Range
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
First lien senior secured debt investments	$868,271	Yield Analysis	Discount Rate	8.8%	11.2%	9.7%
First lien senior secured debt investments	294,446	Recent Transaction	Transaction Price	98.0%	99.3%	98.5%
Second lien senior secured debt investments	48,987	Yield Analysis	Discount Rate	11.4%	11.4%	11.4%
Unsecured debt investments	65,086	Yield Analysis	Discount Rate	13.3%	13.8%	13.4%
Unsecured debt investments	14,700	Recent Transaction	Transaction Price	98.0%	98.0%	98.0%
Total	$1,291,490

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

6.
Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 179.26% and 187.67%, respectively. Also, as of September 30, 2026, the Company was in compliance with all covenants and other requirements of the MS Revolving Credit Facility, SMTB Credit Facility, and BNP Revolving Credit Facility II (each as defined below). The Company’s debt obligations are recorded at carrying value, which approximates fair value.

The below tables present the Company’s outstanding debt obligations as of the following periods:

	September 30, 2026
	Aggregate Principal	Outstanding	Net Carrying	Unused
($ in thousands)	Committed	Principal	Value	Portion(1)
MS Revolving Credit Facility	$300,000	$195,000	$195,000	$105,000
SMTB Revolving Tranche (2)	446,200	374,200	374,200	72,000
SMTB Term Loan Tranche (3)	272,500	272,500	272,035	—
BNP Revolving Credit Facility II	400,000	146,000	146,000	254,000
Total Borrowings	$1,418,700	$987,700	$987,235	$431,000

(1)
The unused portion is the amount upon which unused fees are based, if any.
(2)
The SMTB Revolving Tranche’s aggregate principal committed balance includes $246,200 drawn on the uncommitted tranche as of September 30, 2026.
(3)
Carrying value is net of unamortized deferred financing costs of $465.

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

As of September 30, 2026 and December 31, 2025, the Company had $195 million and $195 million, respectively, in outstanding borrowings under the MS Revolving Credit Facility.

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

As of September 30, 2026, the Company had recorded $4,357 of cumulative deferred financing costs in connection with the MS Revolving Credit Facility.

The components of interest expense related to the MS Revolving Credit Facility for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stated interest expense	$2,874	$3,265	$8,774	$10,456
Unused/undrawn fees	108	134	372	334
Amortization of deferred financing costs	223	291	795	862
Administration fees	115	115	341	341
Total interest and debt financing costs	$3,320	$3,805	$10,282	$11,993
Average stated interest rate	5.77%	6.55%	5.93%	6.52%
Average borrowings	$195,000	$195,000	$195,000	$211,923

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

As of September 30, 2026 and December 31, 2025, the Company had $647 million and $497 million, respectively, in outstanding borrowings under the SMTB Credit Facility.

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

As of September 30, 2026 and December 31, 2025, the Company had $374 million and $297 million, respectively, in outstanding borrowings under the SMTB Revolving Tranche.

As of September 30, 2026, the Company had recorded $2,402 of cumulative deferred financing costs in connection with the SMTB Credit Facility.

The components of interest expense related to the SMTB Revolving Tranche for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stated interest expense	$3,466	$2,891	$8,710	$7,477
Unused/undrawn fees	127	88	330	230
Amortization of deferred financing costs	290	276	751	771
Administration fees	—	—	—	—
Total interest and debt financing costs	$3,883	$3,255	$9,791	$8,478
Average stated interest rate	5.45%	6.58%	5.43%	6.61%
Average borrowings	$246,760	$169,972	$210,184	$148,298

As of September 30, 2026 and December 31, 2025, the Company had $273 million and $200 million, respectively, in outstanding borrowings under the SMTB Term Loan Tranche.

As of September 30, 2026, the Company had recorded $1,320 of cumulative deferred financing costs in connection with the SMTB Term Loan Tranche.

The components of interest expense related to the SMTB Term Loan Tranche for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stated interest expense	$3,678	$1,629	$10,738	$1,629
Amortization of deferred financing costs	203	95	594	95
Total interest and debt financing costs	$3,881	$1,724	$11,332	$1,724
Average stated interest rate	5.28%	6.24%	5.27%	6.24%

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

As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the BNP Revolving Credit Facility I.

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

As of September 30, 2026, the Company had recorded $0 of cumulative deferred financing costs in connection with the BNP Revolving Credit Facility I. All deferred financing costs were fully amortized upon the termination of the facility.

The components of interest expense related to the BNP Revolving Credit Facility I for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stated interest expense	$—	$2,041	$—	$5,164
Unused/undrawn fees	—	58	—	422
Amortization of deferred financing costs	—	140	—	423
Administration fees	—	—	—	—
Total interest and debt financing costs	$—	$2,239	$—	$6,009
Average stated interest rate	N/A	5.75%	N/A	5.74%
Average borrowings	$—	$139,000	$—	$119,033

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

As of September 30, 2026 and December 31, 2025, the Company had $146 million and $139 million, respectively, in outstanding borrowings under the BNP Revolving Credit Facility II.

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

As of September 30, 2026, the Company had recorded $3,382 of cumulative deferred financing costs in connection with the BNP Revolving Credit Facility II.

The components of interest expense related to the BNP Revolving Credit Facility II for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stated interest expense	$2,105	$—	$6,081	$—
Unused/undrawn fees	616	—	1,426	—
Amortization of deferred financing costs	284	—	842	—
Administration fees	6	—	19	—
Total interest and debt financing costs	$3,011	$—	$8,368	$—
Average stated interest rate	5.64%	N/A	5.63%	N/A
Average borrowings	$146,000	$—	$142,295	$—

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

As of September 30, 2026 and December 31, 2025, the Company had no outstanding Secured Borrowings.

No interest expense was incurred related to the Secured Borrowings for the three and nine months ended September 30, 2026. The amount of interest expense incurred related to the Secured Borrowings for the three and nine months ended September 30, 2025 $24 and $394, respectively.

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

The Company and the Advisor have entered into an Expense Support Agreement. The Company may be obligated to make a Reimbursement Payment to the Advisor for such expenses through September 30, 2029. As of September 30, 2026, the Company did not have an obligation to repay expense support to the Advisor and did not record a liability on the consolidated statements of assets and liabilities. Refer to Note 3 for more information on the Expense Support Agreement.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company’s inception:

For the Period Ended	Expense Payments by Advisor	Reimbursement Payments to Advisor	Unreimbursed Expense Payable
December 31, 2023	$3,933	$—	$3,933
March 31, 2024	885	—	885
June 30, 2024	3,305	—	3,305
September 30, 2024	4,491	—	4,491
December 31, 2024	225	—	225
March 31, 2025	2,634	—	2,634
June 30, 2025	1,074	—	1,074
September 30, 2025	1,180	—	1,180
December 31, 2025	400	—	400
March 31, 2026	515	—	515
June 30, 2026	805	—	805
September 30, 2026	590	—	590
Total	$20,037	$—	$20,037

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

The Company had the following outstanding commitments to investments as of the following period:

($ in thousands) Portfolio Company	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of September 30, 2026(1)
Atlantic Squared Supply LLC	Delayed Draw Term Loan	11/17/2027	10,345	(91)
CI (MG) GROUP, LLC	Delayed Draw Term Loan	3/27/2027	5,423	(3)
CI (MG) GROUP, LLC	Revolving Term Loan	3/27/2030	4,257	(24)
Continental Cafe LLC	Delayed Draw Term Loan	12/19/2026	9,546	(9)
Envision Management Holding, Inc.	Delayed Draw Term Loan	12/31/2027	3,124	(12)
Exclusive Resorts Real Estate Holdings I, LLC	Delayed Draw Term Loan	12/3/2027	5,859	(24)
Hand Family Companies Holdings, LLC	Delayed Draw Term Loan	5/30/2027	13,951	(279)
Hand Family Companies Holdings, LLC	Delayed Draw Term Loan	5/30/2027	5,115	(102)
JF Acquisition LLC	Delayed Draw Term Loan	6/18/2027	4,301	(43)
JF Acquisition LLC	Revolving Term Loan	6/18/2030	3,971	(79)
Ally Waste Services LLC	Delayed Draw Term Loan	6/1/2028	21,818	(164)
Oldcastle Lawn & Garden Inc	Delayed Draw Term Loan	5/8/2028	11,402	(57)
Rampart Exterior Services Buyer, Inc.	Delayed Draw Term Loan	7/9/2032	17,500	(131)
Total Unfunded Portfolio Company Commitments			$116,612	$(1,018)

(1)
The negative fair value is the result of the capitalized discount on the loan.

($ in thousands) Portfolio Company	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value as of December 31, 2025(1)
Advanced Technology Services Inc	Delayed Draw Term Loan	12/31/2026	$8,782	$(132)
Atlantic Squared Supply LLC	Delayed Draw Term Loan	11/17/2027	10,345	(91)
CI (MG) GROUP, LLC	Delayed Draw Term Loan	3/27/2027	10,581	(68)
CI (MG) GROUP, LLC	Revolving Term Loan	3/27/2030	2,128	(24)
Continental Cafe LLC	Delayed Draw Term Loan	12/19/2026	13,788	(120)
Envision Management Holding, Inc.	Delayed Draw Term Loan	12/31/2027	3,124	(23)
Exclusive Resorts Real Estate Holdings I, LLC	Delayed Draw Term Loan	12/3/2027	11,719	(59)
Hand Family Companies Holdings, LLC	Delayed Draw Term Loan	5/30/2027	13,951	(279)
Hand Family Companies Holdings, LLC	Delayed Draw Term Loan	5/30/2027	5,115	(102)
JF Acquisition LLC	Delayed Draw Term Loan	6/18/2027	6,419	(64)
JF Acquisition LLC	Revolving Term Loan	6/18/2030	3,971	(79)
Total Unfunded Portfolio Company Commitments			$89,923	$(1,041)

(1)
The negative fair value is the result of the capitalized discount on the loan.

8.
Net Assets

Equity

The following table shows the components of accumulated distributable earnings (loss) as shown on the Consolidated Statements of Assets and Liabilities:

	As of
	September 30, 2026	December 31, 2025
Accumulated distributable earnings (loss), beginning of period	$(6,889)	$769
Net investment income (loss) after taxes	55,632	45,013
Net realized gain (loss)	(162)	(7,092)
Net change in unrealized appreciation (depreciation)	(7,817)	(504)
Distributions declared	(51,339)	(45,075)
Accumulated distributable earnings (loss), end of period	$(10,575)	$(6,889)

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

The Company is authorized to issue an unlimited number of Common Shares. As of September 30, 2026, the Company had issued 31,941,786 shares and all are outstanding. Also, as of September 30, 2026, the Company had executed subscription agreements for approximately $2.2 billion of Capital Commitments (of which approximately $1.4 billion remained unfunded as of September 30, 2026).

The following table summarizes the total Common Shares issued and aggregate offering proceeds related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreement as of September 30, 2026.

($ in thousands, except shares)	Number of	Aggregate
Share Issuance Date	Shares Issued	Offering Proceeds
20-Dec-23	400	$10
7-May-24	7,759,600	193,990
1-Jul-24	411,547	10,258
30-Sep-24	2,964,947	75,000
31-Dec-24	5,986,219	150,000
31-Jan-25(1)	96,386	2,432
31-Mar-25	2,021,308	50,000
30-Apr-25(1)	75,416	1,871
30-Jun-25	6,842,467	170,000
31-Jul-25(1)	90,488	2,265
31-Oct-25(1)	136,569	3,416
31-Dec-25	3,225,060	79,669
30-Jan-26(1)	151,422	3,755
28-Feb-26	134,462	3,359
30-Apr-26(1)	152,678	3,784
30-Jun-26	1,720,552	42,303
31-Jul-26(1)	172,265	4,235
Total	31,941,786	$796,347
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

Distributions

The following table presents distributions to holders of the Company’s Common Shares that were declared and payable for three and nine months ended September 30, 2026:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 30, 2026	March 30, 2026	April 30, 2026	$0.52	$15,546
June 29, 2026	June 29, 2026	July 31, 2026	$0.57	$17,128
September 29, 2026	September 29, 2026	October 30, 2026	$0.58	$18,526
Total			$1.67	$51,200

For the three and nine months ended September 30, 2026, $46 and $139 of Preferred Shares dividends were accrued by the Company.

The following table presents distributions to holders of the Company’s Common Shares that were declared and payable for three and nine months ended September 30, 2025:

Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
March 28, 2025	March 28, 2025	April 30, 2025	$0.44	$7,576
June 27, 2025	June 27, 2025	July 31, 2025	$0.47	$9,077
September 26, 2025	September 29, 2025	October 31, 2025	$0.52	$13,650
Total			$1.43	$30,303

For the three and nine months ended September 30, 2025, no Preferred Dividends were declared as there were no Preferred Shares issued as of September 30, 2025.

Distribution Reinvestment

The Company has adopted an “opt out” DRIP, under which a Shareholder’s distributions would automatically be reinvested under the DRIP in additional whole and fractional shares, unless the Shareholder “opts out” of the DRIP, thereby electing to receive cash dividends. The Company uses newly issued Common Shares to implement the DRIP that are issued at a price per share equal to the most recent net asset value per share determined by the Advisor as the Company’s valuation designee in accordance with Rule 2a-5 under the 1940 Act.

The following table presents the shares distributed pursuant to the Company’s DRIP for the three and nine months ended September 30, 2026:

($ in thousands, except shares)
Date Declared	Record Date	Payment Date	DRIP Shares Issued	DRIP Shares Value
December 23, 2025	December 29, 2025	January 30, 2026	151,422	$3,755
March 28, 2026	March 28, 2026	April 30, 2026	152,678	$3,784
June 29, 2026	June 29, 2026	July 31, 2026	172,265	$4,236
Total			476,365	$11,775

The following table presents the shares distributed pursuant to the Company’s DRIP for the three and nine months ended September 30, 2025:

($ in thousands, except shares)
Declaration Date	Record Date	Payment Date	DRIP Shares Issued	DRIP Shares Value
December 19, 2024	December 30, 2024	January 31, 2025	96,386	$2,432
March 28, 2025	March 28, 2025	April 30, 2025	75,416	$1,871
June 27, 2025	June 27, 2025	July 31, 2025	90,488	$2,265
Total			262,290	$6,568

9.
Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share during the three and nine months ended September 30, 2026 and September 30, 2025:

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
($ in thousands, except shares and per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net increase (decrease) in net assets from operations applicable to Common Shares	$18,021	$14,144	$47,514	$27,340
Weighted average shares of Common Shares outstanding basic and diluted	31,885,612	26,219,271	30,563,009	20,964,897
Earnings per share of Common Shares basic and diluted	$0.57	$0.54	$1.55	$1.30

10.
Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2026 and September 30, 2025:

	For the nine months ended	For the nine months ended
($ in thousands, except share and per share data)	September 30, 2026	September 30, 2025
Per Share Data:(1)
Net asset value per Common Share, beginning of period	$24.69	$25.06
Net investment income	1.82	1.45
Net realized gains (losses) and change in unrealized gain (loss) (2)	(0.27)	(0.22)
Net increase (decrease) in net assets from operations	1.55	1.23
Distributions declared from net investment income (3)	(1.67)	(1.43)
Total increase (decrease) in net assets	(0.12)	(0.20)
Net asset value per Common Share, end of period	$24.57	$24.86
Common Shares outstanding, end of period	31,941,786	26,248,778
Total return based on NAV (4)	6.41%	5.03%

Ratios:
Expenses before expense support to average net assets applicable to Common Shares (5)	11.44%	12.37%
Expenses after expense support to average net assets applicable to Common Shares (5)	11.06%	11.03%
Net investment income to average net assets applicable to Common Shares (5)	10.37%	8.36%
Portfolio turnover rate (6)	43.46%	64.31%

Supplemental Data:
Net assets, end of period	$786,041	$652,658
Total capital commitments, end of period	$2,186,500	$2,060,000
Ratios of total contributed capital to total committed capital, end of period	35.43%	31.52%
Average debt outstanding	$816,261	$520,481
Asset coverage ratio (7)	179.26%	191.33%

(1)
The per share data was derived by using the weighted average Common Shares outstanding during the period.

(2)
For the nine months ended September 30, 2026 and September 30, 2025, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
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

12.
Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events, except as already disclosed, that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2026.

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

Portfolio and Investment Activity

The following table presents our portfolio and investment activity during the following periods (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Investments funded	$268,761	$143,435
Investments sold	(76,057)	(5,925)
Net activity before investment repayments	192,704	137,510
Investment repayments	(6,241)	(34,191)
Net investment activity	$186,463	$103,319

Portfolio companies at beginning of period	24	58
Number of new portfolio companies	3	2
Number of exited portfolio companies	—	(2)
Portfolio companies at end of period	27	58

The following table presents our portfolio composition and weighted average yields as of the following periods (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	September 30, 2026	December 31, 2025
Portfolio composition, at fair value:
First lien senior secured debt	$1,568,106	$1,205,232
Second lien senior secured debt	46,075	48,987
Unsecured debt investments	83,067	79,786
Equity	2,000	—
Total Portfolio	$1,699,248	$1,334,005
Weighted average yields, at amortized cost(1):
First lien senior secured debt	9.96%	9.56%
Second lien senior secured debt	11.47%	11.11%
Unsecured debt investments	13.55%	13.31%
Total Portfolio	10.18%	9.84%

(1)
Exclusive of investments on non-accrual status. As of September 30, 2026 and December 31, 2025 there were no investments on non-accrual status.

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

Investments rated 1 are viewed as having the least amount of risk to the Company's initial principal. Full recovery of principal is expected, as the borrower is performing above initial expectations. The business trends since origination and risk factors for this investment are generally favorable.

Investments rated 2 are viewed as having a risk profile ranging from a level of risk similar to the risk at the time of origination, to a level of risk that has modestly increased since origination or acquisition. Full recovery of principal is expected, and the borrower is operating generally in line with, to modestly below, expectations. There may be limited or emerging concerns, though none considered significant. All new or acquired investments are initially assessed a rating of 2.

Investments rated 3 involve a borrower performing materially below expectations, indicating that risk has increased materially since origination or acquisition. The Company continues to believe it will recover its principal in full, although some loss of contractual interest or fees is possible.

Investments rated 4 involve a borrower for which the Company no longer believes it will recover its initial principal and/or contractual interest in full, but for which the expected loss is not significant. The investment may involve an amendment with material concessions. The estimate of expected recovery is supported by collateral coverage or enterprise value analysis and, where applicable, an identifiable path to resolution. The investment is evaluated for non-accrual status

Investments rated 5 involve a borrower for which the Company expects to realize a significant loss of interest and principal. The borrower is performing substantially below expectations and is typically, though not necessarily, in payment default or substantially delinquent. This rating also applies where the borrower remains current but collateral or enterprise value analysis indicates a significant shortfall. Fair value is written down to the amount anticipated to be recovered

The following table shows the investment ratings of the investments in our portfolio (excluding the Company’s investment in U.S. Treasury Bills):

($ in thousands)	September 30, 2026		December 31, 2025
Investment Rating	Fair value	% of Portfolio	Fair value	% of Portfolio
1	$56,483	3.3%	$—	—%
2	1,473,729	86.7	1,221,200	91.5
3	97,275	5.7	112,805	8.5
4	71,761	4.2	—	—
5	—	—	—	—
Total Fair Value	$1,699,248	100%	$1,334,005	100%

Results of Operations

The following table presents our operating results during the following periods:

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Total investment income	$41,424	$31,323	$120,512	$75,523
Net expenses	22,729	17,807	64,880	45,068
Net investment income (loss)	18,695	13,516	55,632	30,455
Net realized gain (loss)	(25)	12	(162)	(99)
Net unrealized gain (loss)	(603)	616	(7,817)	(3,016)
Net increase (decrease) in net assets resulting from operations	$18,067	$14,144	$47,653	$27,340

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income for the following periods:

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Investment Income
Interest income	$41,424	$31,323	$120,512	$75,523
Total Investment Income	$41,424	$31,323	$120,512	$75,523

For the three months ended September 30, 2026, total investment income increased to $41.4 million from $31.3 million driven by our continued deployment of capital. As of September 30, 2026 and September 30, 2025, the size of our investment portfolio (excluding our investment in U.S. Treasury Bills) at cost was $1.7 billion and $1.3 billion, respectively and the weighted average yield on the debt and income producing portfolio at amortized cost was 10.18% and 9.65%, respectively.

For the nine months ended September 30, 2026, total investment income increased to $120.5 million from $75.5 million for the nine months ended September 30, 2025 driven by our continued deployment of capital. As of September 30, 2026 and September 30, 2025, the size of our investment portfolio (excluding our investment in U.S. Treasury Bills) at cost was $1.7 billion and $1.3 billion, respectively and the weighted average yield on the debt and income producing portfolio at amortized cost was 10.18% and 9.65%, respectively.

Expenses

Expenses for the following periods:

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Interest and debt financing costs	$14,095	$11,047	$39,773	$28,600
Amortization of offering costs	—	—	—	1,657
Management fee	2,397	1,934	6,678	4,522
Investment income incentive fee	3,291	2,385	9,793	5,369
Capital gains incentive fee	—	—	—	(33)
Organizational expense	—	—	—	—
Other general and administrative expenses	2,338	2,700	6,657	6,809
Professional fees	1,034	758	3,399	2,543
Trustees’ fees	164	163	490	488
Total expenses	$23,319	$18,987	$66,790	$49,955
Expense support	(590)	(1,180)	(1,910)	(4,887)
Net Expenses	$22,729	$17,807	$64,880	$45,068

Net expenses for the three months ended September 30, 2026 increased to $22.7 million from $17.8 million for the three months ended September 30, 2025.

Net expenses for the nine months ended September 30, 2026 increased to $64.9 million from $45.1 million for the nine months ended September 30, 2025.

Interest and Debt Financing Costs

Interest and debt financing costs increased from $11.0 million for the three months ended September 30, 2025 to $14.1 million for the three months ended September 30, 2026 primarily due to an increase in average debt outstanding resulting from our use of multiple borrowing facilities to fund increased investment activity.

Interest and debt financing costs increased from $28.6 million for the nine months ended September 30, 2025 to $39.8 million for the nine months ended September 30, 2026 primarily due to an increase in average debt outstanding resulting from our use of multiple borrowing facilities to fund increased investment activity.

Management Fee

The increase in management fees for the three and nine months ended September 30, 2026 when compared to the three and nine months ended September 30, 2025 was driven by our deployment of capital and an increase in average net assets. Refer to Note 3 to our consolidated financial statements for additional information regarding the Investment Advisory Agreement.

Incentive Fee

Incentive fees increased to $3.3 million for the three months ended September 30, 2026 when compared to $2.4 million for the three months ended September 30, 2025 due to the increase in Net Investment Income. Refer to Note 3 to our consolidated financial statements for additional information regarding the Investment Advisory Agreement.

Incentive fees increased to $9.8 million for the nine months ended September 30, 2026 when compared to $5.3 million for the nine months ended September 30, 2025 due to the increase in Net Investment Income. Refer to Note 3 to our consolidated financial statements for additional information regarding the Investment Advisory Agreement.

Professional Fees and Other General and Administrative Expenses

Professional fees include legal, audit, tax, valuation and other professional fees incurred related to the management of our Company. Other general and administrative expenses include insurance, filing, research, subscriptions, other costs and as well as Administrative services fees paid to our Administrator for our allocable share of the compensation and related costs of certain executive officers who provide services to us, as well as a portion of the Administrator’s overhead and other administrative expenses.

Advisor Expense Support

We entered into the Expense Support Agreement with the Advisor, pursuant to which the Advisor has contractually agreed to pay Other Operating Expenses of the Company on the Company’s behalf such that Other Operating Expenses of the Company do not exceed 0.375% (1.50% on an annualized basis) of the Company’s applicable quarter-end net asset value. We received $20.0 million (since inception) in expense support from the Advisor. Refer to Note 3 to our consolidated financial statements for additional information regarding the Expense Support Agreement. Such expenses may be subject to reimbursement from the Company in the future.

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

Equity Activity

On December 20, 2023, an affiliate of the Advisor contributed $10,000 ($25 per share) of capital to the Company in exchange for 400 Common Shares. On May 7, 2024, the Company had its initial closing and received capital contributions of approximately $194 million. As of September 30, 2026, the Company had executed subscription agreements for approximately $2.2 billion of capital commitments (as of which $1.4 billion remains unfunded as of September 30, 2026).

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

Borrowings

Our outstanding debt obligations were as follows (each as defined in Note 6 "Borrowings" in the notes to the accompanying consolidated financial statements):

	September 30, 2026
	Aggregate Principal	Outstanding	Net Carrying	Unused
($ in thousands)	Committed	Principal	Value	Portion(1)
MS Revolving Credit Facility	$300,000	$195,000	$195,000	$105,000
SMTB Revolving Tranche (2)	446,200	374,200	374,200	72,000
SMTB Term Loan Tranche (3)	272,500	272,500	272,035	—
BNP Revolving Credit Facility II	400,000	146,000	146,000	254,000
Total Borrowings	$1,418,700	$987,700	$987,235	$431,000
(1)
The unused portion is the amount upon which unused fees are based, if any.
(2)
The SMTB Revolving Tranche’s aggregate principal committed balance includes $246,200 drawn on the uncommitted tranche as of September 30, 2026.
(3)
Carrying value is net of unamortized deferred financing costs of $465.

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

For more information on our debt obligations, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 6. Borrowings.”

Off-Balance Sheet Arrangements

Our investment portfolio contains and is expected to continue to contain debt investments in the form of delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026, we held unfunded delayed draw term loans with a principal amount of $116.6 million.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1 of this Report, including Note 2 “Summary of Significant Accounting Policies.”

We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, and Income Taxes. The valuation of investments is our most significant critical estimate. The Company measures the value of its investments in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a hierarchical disclosure framework that ranks the observability of inputs used in measuring financial instruments at fair value. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Note 5. Fair Value Measurements.” for a description of the hierarchy for fair value measurements and a description of the Company’s valuation procedures.

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

The last several quarters have been marked by significant volatility in global markets, driven by inflation, elevated interest rates, slowing economic growth, increased tariffs, trade tensions, geopolitical conditions, and political and regulatory uncertainty. The Federal Reserve commenced raising interest rates in March 2022. In a high interest rate environment, the Company’s cost of funds increases, which could reduce its net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. The Federal Reserve held interest rates steady in the first half of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. In September, October, and December of 2025, the Federal Reserve implemented additional 25-basis-point reductions in the federal funds rate to support ongoing economic growth. The Federal Reserve continued to hold rates steady in the first half of 2026 but increased benchmark interest rates during the second quarter of 2026. Future changes to benchmark rates are not certain. While higher interest rates generally increase income earned on the Company's floating-rate investment portfolio, they may also increase borrowing costs under the Company's financing arrangements and place additional pressure on certain portfolio companies. Conversely, a prolonged decline in interest rates could adversely affect the Company's investment income. The ultimate impact of future interest rate movements on the Company's results of operations and financial condition remains uncertain.

As of September 30, 2026, all of the Company’s debt portfolio investments bore interest at variable rates, which are generally SOFR and typically have durations of one to six months after which they reset to current market interest rates, and many of which are subject to interest rate floors. Further, the MS Revolving Credit Facility, BNP Revolving Credit Facility II, and SMTB Credit Facility bear interest at SOFR rates with no interest rate floors.

The following table shows the estimated annual impact on net investment income of base rate changes in interest rates to our loan portfolio and outstanding debt as of September 30, 2026, assuming no changes in our investment and borrowing structure.

($ in thousands)	Increase (Decrease) in	Increase (Decrease) in	Increase (Decrease) in
Basis Point Change	Interest Income	Interest Expense	Net Investment Income
Up 200 basis points	$34,568	$19,754	$14,814
Up 100 basis points	$17,284	$9,877	$7,407
Up 50 basis points	$8,642	$4,939	$3,703
Down 50 basis points	$(8,642)	$(4,939)	$(3,703)
Down 100 basis points	$(17,046)	$(9,877)	$(7,169)

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

Item 4. Controls and Procedures.

(a)
Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q and provide reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under the heading “Risk Factors” in the Company’s most recent Annual Report on Form 10-K, as may be amended and supplemented from time to time. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may adversely affect its business, financial condition and/or operating results. During the fiscal quarter ended September 30, 2026 there were no material changes from the risk factors set forth in the Company’s most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of the Company’s trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities to satisfy the affirmative defense condition of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

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

10.1

Fourth Amendment to Loan and Servicing Agreement, dated as of July 2, 2026, by and among Overland Financing MS, LLC, as borrower, the Company, as servicer, Morgan Stanley Bank, N.A., as lender, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K (file No. 814-01698), filed on July 9, 2026).

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

Overland Advantage

Date: November 12, 2026	By:	/s/ Gavin R. Baiera
Name: Gavin R. Baiera
Title: Chief Executive Officer

Date: November 12, 2026	By:	/s/ Kimberly A. Terjanian
Name: Kimberly A. Terjanian
Title: Chief Financial Officer and Treasurer